Form 10QSB
period 1995-06-30
TELETRAK ADVANCED TECHNOLOGY SYSTEMS INC
filed 1995-08-09
CIK 722828

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                  FORM 10-QSB



                  Quarterly Report Under Section 13 or 15 (b)
                     of the Securities Exchange Act of 1934


                       For Quarter Ended:  June 30, 1995

                        Commission File Number:  0-13670

                    TELETRAK ADVANCED TECHNOLOGY SYSTEMS, INC.
              (Exact name of registrant as specified in character)



                      Delaware                            13-3187778

              State or other jurisdiction of             IRS Employer
              Incorporation or organization           Identification No.


              537 Steamboat Road
              Greenwich, Connecticut                         06830

                                  203-629-1400
              (Registrant's telephone number, including area code)


      Indicate by check mark whether the registrants (1) has filed all reports required to be filed by section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                          YES   X              NO
                              -----               -----

      At August 4, 1995, there were 21,827,000 shares of the Company's common stock outstanding.

                                     INDEX



                                                            PAGE
                                                            ----
PART I.  Financial Information

     Item 1.      Consolidated Financial Statements

                  Condensed Balance Sheet as of
                  June 30, 1995                             3

                  Condensed Statements of Operations
                  for the Three Months Ended
                  June 30,1995 and June 30, 1994            4

                  Condensed Statements of Operations
                  for the Six Months Ended
                  June 30, 1995 and June 30, 1994           5

                  Condensed Statements of Cash Flows
                  for the Six Months Ended
                  June 30, 1995 and June 30, 1994           6

                  Notes to Condensed Financial
                  Statements                                7

     Item 2.      Management's Discussion and
                  Analysis of Financial Condition and
                  Results of Operations                     8-9

           TELETRAK ADVANCED TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARY

                            CONDENSED BALANCE SHEET

                                 JUNE 30, 1995

                                     ASSETS




CURRENT ASSETS-Cash                            $       159
                                                ==========



                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY


CURRENT LIABILITIES-Accrued expenses           $   218,653

DUE TO HELM RESOURCES, INC.                        859,199
                                                ----------
                                                 1,077,852
                                                ----------


STOCKHOLDERS' DEFICIENCY:
1991 Series A Preferred Stock
     $.01 par value shares; 20,000,000
     shares authorized; 1,000,000
     shares issued and outstanding                  10,000
Common stock, $.01 par value
     80,000,000; shares authorized;
     21,827,000 shares issued and
     outstanding                                   218,270
Additional paid-in capital                       6,033,680
Deficit                                         (7,309,643)
                                                ----------
                                                (1,047,693)


Less:  Notes receivable                            (30,000)
                                                ----------

       TOTAL STOCKHOLDERS' DEFICIENCY           (1,077,693)
                                                ----------

                                               $       159
                                                ==========



          See accompanying notes to consolidated financial statements

           TELETRAK ADVANCED TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARY



                       CONDENSED STATEMENTS OF OPERATIONS





                                           Three months ended
                                                June 30,
                                                --------
                                          1995            1994
                                          ----            ----
REVENUES                               $         -    $         -
                                       -----------    -----------

EXPENSES:
General and administrative                   5,150          7,893
Interest expense (affiliates)                2,750          2,750
                                       -----------    -----------
    Total expenses                           7,900         10,643
                                       -----------    -----------


NET LOSS                               $    (7,900)   $   (10,643)
                                       ===========    ===========

NET LOSS PER SHARE                     $         -    $         -
                                       ===========    ===========

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                  21,827,000     22,097,000
                                       ===========    ===========





          See accompanying notes to consolidated financial statements

           TELETRAK ADVANCED TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARY

                       CONDENSED STATEMENTS OF OPERATIONS


                                          Six months ended
                                              June 30,
                                             ---------

                                          1995          1994
                                          ----          ----
REVENUES                               $         -    $     4,443
                                       -----------    -----------

EXPENSES:
General and administrative                  11,300         15,675
Interest expenses (affiliates)               5,500          5,500
                                       -----------    -----------
    Total expenses                          16,800         21,175
                                       -----------    -----------

NET LOSS                               $   (16,800)   $   (16,732)
                                       ===========    ===========

NET LOSS PER SHARE                     $         -    $         -
                                       ===========    ===========
WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                  21,962,000     22,097,000
                                       ===========    ===========





          See accompanying notes to consolidated financial statements

           TELETRAK ADVANCED TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARY

                       CONDENSED STATEMENTS OF CASH FLOWS





                                            Six Months Ended
                                                June 30,
                                                ---------

                                           1995          1994
                                           ----          ----
Net cash provided (used)
 by operating activities                   $(137)        $421

Cash and cash equivalents at
 beginning of period                         296          231
                                           -----         ----

Cash and cash equivalents at
 end of period                             $ 159         $652
                                           -----         ----





          See accompanying notes to consolidated financial statements

           TELETRAK ADVANCED TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARY

                    NOTES TO CONDENSED FINANCIAL STATEMENTS





1) The accompanying condensed financial statements are unaudited, but in the opinion of the Company's management, include all adjustments (consisting of normal recurring accurals) necessary for a fair presentation of financial position and results of operations. Interim results are not necessarily indicative of results for a full year.

2) On October 20, 1993, the Company entered into an agreement with Technology Applied Systems Corporation ("TASC"), whereby it assigned to TASC all rights to sell, manufacture, develop and distribute its products. In consideration for the transfer of rights to TASC and the ability to provide ongoing support to the Company, on a installed customer base, TASC agreed to pay to the Company, on a quarterly basis, a royalty equal to 10% of (i) the net sales price of products sold by TASC to distributors and/or end-users and )ii) the net sales price of derivatives, enhancements, modifications and successors of the products sold by TASC to distributors and/or end-users, which utilize certain product modules only, based upon the allocatable portion of such derivative, enhancement, modifications and successors attributable to the modules. To date no significant revenues have been derived from the TASC agreement, and the Company does not anticipate that it will receive any significant revenues from this agreement in the future.

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                      CONDITION AND RESULTS OF OPERATIONS




Results of Operations


Three Months Ended June 30, 1995 Compared to June 30, 1994


Selling, general and administrative expenses consist of expenses associated with maintaining the Company's records and statutory requirements which are expected to continue in the future.

Interest expense is interest on advances from affiliates.

Six Months Ended June 30, 1995 Compared to June 30, 1994

Revenues of $4,443 for the six months ended June 30,1994 consisted of royalty income. There were no royalties earned for the six months ended June 30, 1995.

Selling, general and administrative expenses consist of expenses associated with maintaining the Company's records and statutory requirements which are expected to continue in the future.


Interest expense is interest on advances from affiliates.

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATION

                                  (CONTINUED)





Liquidity and Capital Resources

Historically, the Company financed its operations and operating deficits with advances from Helm Resources, Inc. and its subsidiaries ("Helm"), the beneficial owner of 60.8% of the Company's common stock, and the proceeds of private placements of common stock during fiscal 1988 and fiscal 1991. During 1994, Helm advanced $10,000 to the Company, strictly to enable the Company to maintain its corporate existence.

The Company presently has recorded $218,653 in accrued expenses and $859,199 due to Helm. With respect to the accrued expenses, the Company is working with its creditors to arrange settlements of amounts owing and/or deferrals of payments. No assurance can be given that the Company will be successful in these efforts. As for the amount owing to Helm, Helm has agreed not to demand payment until after December 31, 1995. Accordingly, no amounts are payable to Helm during 1995.

There can be no assurance that Helm will provide any additional financing to the Company other than in connection with minimal ongoing corporate expenses, or that additional financing will be available on terms acceptable to the Company or that the Company will be able to operate profitably in the future. Management presently is engaged in efforts to locate additional businesses or enterprises which could be merged into or acquired by the Company. No assurance can be given, however, that management will be successful in this effort.

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                     TELETRAK ADVANCED TECHNOLOGY
                                     SYSTEMS, INC.



Date:   August 4, 1995           By:  /s/ Joseph J. Farley
                                      ---------------------------
                                      Joseph J. Farley,
                                      President




Date:   August 4, 1995           By:  /s/ Scott Altman
                                      ---------------------------
                                      Scott Altman,Treasurer
                                      Chief Accountant and
                                      Principal Financial Officer

                              Index To Exhibits

                     Exhibit 27     Financial Data Schedule