Form 10QSB
period 1995-09-30
TELETRAK ADVANCED TECHNOLOGY SYSTEMS INC
filed 1995-11-13
CIK 722828

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                  FORM 10-QSB



                  Quarterly Report Under Section 13 or 15 (b)
                     of the Securities Exchange Act of 1934


                     For Quarter Ended:  September 30, 1995

                        Commission File Number:  0-13670

                    TELETRAK ADVANCED TECHNOLOGY SYSTEMS, INC.
              ----------------------------------------------------
              (Exact name of registrant as specified in character)



                Delaware                   13-3187778
      ------------------------------    -----------------

      State or other jurisdiction of      IRS Employer
      Incorporation or organization     Identification No.


          537 Steamboat Road
        Greenwich, Connecticut               06830
        ----------------------               -----

                                203-629-1400
                                ------------
            (Registrant's telephone number, including area code)


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

      At November 7,1995, there were 21,827,000 shares of the Company's common stock outstanding.

                                    INDEX



                                                          PAGE
                                                          ----
PART I.  Financial Information

     Item 1.      Consolidated Financial Statements

                  Condensed Balance Sheet as of
                  September 30, 1995                        3

                  Condensed Statements of Operations
                  for the Three Months Ended
                  September 30,1995 and September 30,
                  1994                                      4

                  Condensed Statements of Operations
                  for the Nine Months Ended
                  September 30, 1995 and September 30,
                  1994                                      5

                  Condensed Statements of Cash Flows
                  for the Nine Months Ended
                  September 30, 1995 and September 30,
                  1994                                      6

                  Notes to Condensed Financial
                  Statements                                7

     Item 2.      Management's Discussion and
                  Analysis of Financial Condition and
                  Results of Operations                     8-9

          TELETRAK ADVANCED TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARY

                           CONDENSED BALANCE SHEET

                             SEPTEMBER 30, 1995



                                     ASSETS


CURRENT ASSETS-Cash                             $      -
                                                =========



                  LIABILITIES AND STOCKHOLDERS' DEFICIENCY


CURRENT LIABILITIES-Accrued expenses           $  221,026

DUE TO HELM RESOURCES, INC.                       864,817
                                               ----------

       TOTAL LIABILITIES                        1,085,843
                                               ----------


STOCKHOLDERS' DEFICIENCY:
1991 Series A Preferred Stock
     $.01 par value shares; 20,000,000
     shares authorized; 1,000,000
     shares issued and outstanding                 10,000
Common stock, $.01 par value
     80,000,000; shares authorized;
     21,827,000 shares issued and
     outstanding                                  218,270
Additional paid-in capital                      6,033,680
Deficit                                        (7,317,793)
                                               ----------
                                               (1,055,843)



Less:  Notes receivable                           (30,000)
                                               ----------
       TOTAL STOCKHOLDERS' DEFICIENCY          (1,085,843)
                                               ----------

                                               $       -
                                               ==========


See accompanying notes to consolidated financial statements

          TELETRAK ADVANCED TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARY

                     CONDENSED STATEMENTS OF OPERATIONS





                                        Three months ended
                                           September 30,
                                     ------------------------
                                        1995           1994
                                     ----------      --------
REVENUES                             $        -      $     -
                                     ----------      --------

EXPENSES:
General and administrative                5,400         6,774
Interest expense (affiliates)             2,750         2,750
                                     ----------      --------
    Total expenses                        8,150         9,524
                                     ----------      --------


NET LOSS                             $   (8,150)     $(9,524)
                                     ==========      =======
NET LOSS PER SHARE                   $        -      $     -
                                     ==========      =======

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING               21,827,000   22,097,000
                                     ==========   ==========





See accompanying notes to consolidated financial statements

          TELETRAK ADVANCED TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARY

                     CONDENSED STATEMENTS OF OPERATIONS


                                        Nine months ended
                                          September 30,
                                          -------------
                                        1995          1994
                                        ----          ----
REVENUES                           $     -        $    4,443
                                   -----------    ----------

EXPENSES:
General and administrative              16,700        22,449
Interest expenses (affiliates)           8,250         8,250
                                   -----------    ----------
    Total expenses                      24,950        30,699
                                   -----------    ----------


NET LOSS                           $   (24,950)   $  (26,256)
                                   ===========    ==========

NET LOSS PER SHARE                 $     -        $      -
                                   ===========    ==========
WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING              22,007,000    22,097,000
                                   ===========    ==========





See accompanying notes to consolidated financial statements

          TELETRAK ADVANCED TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARY

                     CONDENSED STATEMENTS OF CASH FLOWS





                                     Nine Months Ended
                                       September 30,
                                  -----------------------
                                  1995               1994
                                  ----               ----
Net cash provided (used)
 by operating activities      $     (296)         $   4,674

Cash and cash equivalents at
 beginning of period                 296                231
                              ----------          ---------

Cash and cash equivalents at
 end of period                $       -           $   4,905
                              ----------          ---------





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

2) On October 20, 1993, the Company entered into an agreement with Technology Applied Systems Corporation ("TASC"), whereby it assigned to TASC all rights to sell, manufacture, develop and distribute its products. In consideration for the transfer of rights to TASC and the ability to provide ongoing support to the Company, on a installed customer base, TASC agreed to pay to the Company, on a quarterly basis, a royalty equal to 10% of (i) the net sales price of products sold by TASC to distributors and/or end-users and (ii) the net sales price of derivatives, enhancements, modifications and successors of the products sold by TASC to distributors and/or end-users, which utilize certain product modules only, based upon the allocatable portion of such derivative, enhancement, modifications and successors attributable to the modules. To date no significant revenues have been derived from the TASC agreement, and the Company does not anticipate that it will receive any significant revenues from this agreement in the future.

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                     CONDITION AND RESULTS OF OPERATIONS




Results of Operations


Three Months Ended September 30, 1995 Compared to September 30, 1994


Selling, general and administrative expenses consist of expenses associated with maintaining the Company's records and statutory requirements which are expected to continue in the future.

Interest expense is interest on advances from affiliates.

Nine Months Ended September 30, 1995 Compared to September 30, 1994

Revenues of $4,443 for the nine months ended September 30,1994 consisted of royalty income. There were no royalties earned for the nine months ended September 30, 1995.

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

The Company presently has recorded $221,026 in accrued expenses and $864,817 due to Helm. With respect to the accrued expenses, the Company is working with its creditors to arrange settlements of amounts owing and/or deferrals of payments. No assurance can be given that the Company will be successful in these efforts. As for the amount owing to Helm, Helm has agreed not to demand payment until after December 31, 1995. Accordingly, no amounts are payable to Helm during 1995.

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





                                 TELETRAK ADVANCED TECHNOLOGY
                                 SYSTEMS, INC.



Date:   November 7, 1995         By: /s/ Joseph J. Farley
                                     ---------------------------------
                                     Joseph J. Farley,
                                     President




Date:   November 7, 1995         By: /s/ Scott Altman
                                     ---------------------------------
                                     Scott Altman, Treasurer
                                     Chief Accountant and
                                     Principal Financial Officer

                              INDEX TO EXHIBITS


EXHIBIT NO.
-----------

    27                      Financial Data Schedule for Teletrak Advanced
                            Technology Systems, Inc.