Form 10KSB
period 1995-12-31
TELETRAK ADVANCED TECHNOLOGY SYSTEMS INC
filed 1996-03-26
CIK 722828

             U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington D.C.
                              20549
                           FORM 10-KSB

[XX] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934    [Fee Required]    For
     Fiscal Year Ended December 31, 1995
                                     or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934    [No Fee Required]
     For the transition period __________________to___________________.

Commission File No. 0-13670

                    Teletrak_Advanced_Technology_Systems,_Inc.
                (Name of Small Business Issuer in Its Charter)
___________Delaware____________      ________13-3187778___________
(State of other jurisdiction of         (IRS Employer Identification
 incorporation or organization)               Number)

       537 Steamboat Road
______Greenwich,_Connecticut_______   _____________06830_____________
 (Address of principal executive                 (Zip Code)
 offices)

Registrant's telephone number, including area code:  (203)_629-1400

         Securities registered pursuant to Section 12(g) of the Act:
                          Common_Stock,_par_value_$.01
                                (Title of Class)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.   Yes__X__ No_____

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or in any amendment to this Form 10-KSB. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant at March 15, 1996 was approximately $114,000, based on the average of the bid and asked prices as reported by the NASD Electronic Bulletin Board. For these purposes, the term "affiliates" is deemed to mean the officers and directors of the registrant and Helm Resources, Inc.

The registrant's revenues for the year ended December 31, 1995 were $0. At March 1, 1996 there were 21,737,000 shares of common stock outstanding.

Documents Incorporated by Reference:  None
Transitional Small Business Format: Yes ____  No __X__

                 Page 1 of 20 pages. No exhibits filed herewith.

PART I

ITEM 1.  BUSINESS
-----------------
Teletrak Advanced Technology Systems, Inc. (herein "Teletrak" or the "Company"), a Delaware corporation, was organized in January 1983 as a wholly-owned subsidiary of Helm Resources, Inc. ("Helm") to develop and market computer software products. Helm is the beneficial owner of 55.4% of the common stock. At the present time, the Company has no operating assets or operations.

Historically, the Company's principal business activity had been the marketing of optical data software and the development of enhancements thereto to provide mass data storage capability in multimedia applications that combine data, voice, image and text on mass storage erasable and
nonerasable optical disks (the "System").   Due to its difficulty in raising
capital for further research, development and marketing of its products in an increasingly more competitive marketplace, in the fall of 1993, the Company sought the involvement of another company to assume the manufacture, distribution, development and sales of the System on its behalf and entered into an agreement with Technology Applied Systems Corporation ("TASC"), based in Atlanta, Georgia, whereby it assigned to TASC all of its rights to sell, manufacture, develop and distribute its products in exchange for a royalty, while retaining title, copyright and other proprietary rights to the System. As a result of this assignment of rights, in 1993 the Company classified its activities related to the marketing and development of the System as discontinued operations. To date, no significant revenues have been derived from the TASC agreement, and the Company does not anticipate that it will receive any significant revenues from this arrangement in the future.

Management is maintaining the corporate shell with a view towards a possible merger or combination with another entity. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

During 1995, the Company realized no revenues, as compared to $4,443 from TASC revenues in 1994, and a net loss of $32,900 compared to a net loss of $35,891 in 1994.

Employees

Since January 1, 1994, the Company has had no employees. All financial and accounting services are performed by employees of Helm. All other management decisions are reviewed by the Company's Board of Directors.

ITEM 2.  PROPERTIES
-------------------
The Company shares office space in Greenwich, Connecticut for its corporate headquarters with other affiliates of Helm. The Company does not pay any rent to Helm or its affiliates for this space.

         Page 2 of 20 pages.  No exhibits filed herewith

ITEM 3.  LEGAL PROCEEDINGS
--------------------------
In connection with the 1991 closing of its New York City office, an eviction proceeding entitled Mid-City_Associates_v._Teletrak_Advanced_ Technology_ Systems,_Inc. was commenced in the Civil Court of the City of New York, County of New York (Index No. L/T 112289/91). The matter has been inactive.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:
------------------------------------------------------------
None.

                             PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
-------------------------------------------------------------
STOCKHOLDER MATTERS
-------------------

(a) Market Information

The following table sets forth the bid and ask prices for the Company's common stock for the prior two year period:

1994                             Ask         Bid
First Quarter                  $.0275       $.015
Second Quarter                  .02          .02
Third Quarter                   .02          .02
Fourth Quarter                  .02          .005

1995

First Quarter                  $.02         $.005
Second Quarter                  .02          .005
Third Quarter                   .02          .005
Fourth Quarter                  .02          .005

The ask and bid prices cited herein for 1994 and 1995 have been obtained from the Electronic Bulletin Board quotation system of the NASD.

At March 15, 1996, the bid and ask prices for the Company's common stock, as obtained from the Electronic Bulletin Board of the NASD, were $.005 and $.02, respectively.

(b) Holders

The Company is advised by American Stock Transfer & Trust Company, its transfer agent, that there were approximately 300 holders of record of the Company's common stock at March 15, 1996.

(c) Dividend Policy

The Company has never paid any dividends. The Company does not anticipate paying any cash dividends in the foreseeable future.


         Page 3 of 20 pages.  No exhibits filed herewith.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
--------------------------------------------------------------------
AND RESULTS OF OPERATIONS
-------------------------
Introduction

At the present time, the Company has no operating assets or operations. Management is engaged in efforts to locate additional businesses or operations in related and unrelated enterprises which could be merged into or acquired by the Company. No assurance can be given, however, that the management will be successful in these efforts.



Results of Operations
---------------------
1995 compared to 1994
---------------------
There were no revenues from TASC royalites in 1995, as compared to $4,443 in 1994.

Selling, general and adminstrative expenses consist of expenses associated with maintaining the Company's records and statutory requirements which are expected to continue in the future.

Interest expense is interest on advances from affiliates.

Liquidity and Capital Resources
-------------------------------
Historically, the Company financed its operations and operating deficits with advances from Helm Resources, Inc. and its subsidiaries ("Helm"), the beneficial owner of 55.4% of the Company's common stock, and the proceeds of private placements of common stock. During 1995, Helm made no advances to the Company.

The Company presently has recorded $223,000 in accrued expenses and $871,000 due to Helm. With respect to the accrued expenses, the Company is working with its creditors to arrange settlements of amounts owing and/or deferrals of payments. No assurance can be given that the Company will be successful in these efforts. As for the amount owing to Helm, Helm has agreed not to demand payment until after December 31, 1996. Accordingly, no amounts are payable to Helm during 1996.

There can be no assurance that Helm will provide any additional financing to the Company other than in connection with minimal ongoing corporate expenses, or that additional financing will be available on terms acceptable to the Company or that the Company will be able to operate profitably in the future. The Company has sought and continues to seek joint venture arrangements, merger opportunities and capital injections. Management presently is engaged in efforts to locate additional businesses or enterprises which could be merged into or acquired by the Company. No assurance can be given, however, that management will be successful in these efforts.

   Page 4 of 20 pages.  No exhibits filed herewith.

ITEM 7.  FINANCIAL STATEMENTS
-----------------------------
The financial statements required by this item are set forth herein at the page numbers indicated below:
                                                 Page Number
                                                 -----------
          Statement in Lieu
          Accountant's Report.......................F-1

          Consolidated Balance Sheet
          at December 31, 1995......................F-2

          Consolidated Statements of Operations for
          the years ended December 31, 1995
          and 1994..................................F-3

          Consolidated Statements of Stockholders'
          Deficiency for the years ended
          December 31, 1995 and 1994................F-4

          Consolidated Statements of Cash Flows for
          the years ended December 31, 1995
          and 1994..................................F-5

           Notes to Financial
           Statements................................F-6

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
--------------------------------------------------------------------
AND FINANCIAL DISCLOSURE
------------------------

No change in accountants or disagreements requiring disclosure pursuant to applicable regulations took place during the Company's two most recent fiscal years.

BDO Seidman was not engaged to perform an audit of the 1995 Financial Statements as pursuant to Paragraph 210.3-11 of Regulation S-X promulgated by the Securities and Exchange Commission, audited financial statements are not required to be included in the Company's Anuual Report on Form 10-KSB due to its status as an inactive registrant.

    Page 5 of 20 pages.  No exhibits filed herewith.

                            PART III

ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
-------------------------------------------------------------
PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
-------------------------------------------------------------

The directors, nominees for director and executive officers of the Company are set forth below. The directors serve and the nominees serve, if and when elected, until the next annual shareholders' meeting and until their successors are elected and qualified. The Company believes that during 1995 all filing requirements applicable to its directors and executive officers under Section 16 of the Securities Exchange Act of 1934 were complied with.

Name, Principal Occupation Over the Past Five          Director of
Years and Other Directorships of Individual      Age   Company Since
---------------------------------------------    ---   -------------

Herbert M. Pearlman ............................ 63      1983

Mr. Pearlman has been the Chairman of the Board of Directors of the Company since March l983. He has served as President, Chief Executive Officer and a Director of Helm Resources, Inc. ("Helm") since l980. Since June l984 he has been Chairman of the Board of Directors of Helm, the Company's principal shareholder. Since March l984, Mr. Pearlman has been Chairman of InterSystems, Inc. ("ISI"), a public company engaged in providing custom compounding and packaging and distribution services to the thermoplastic resin industry, and in the manufacture and sale of sampling and weighing devices to the agricultural and other industries. Mr. Pearlman is Chairman of the Board of Directors of Seitel, Inc. ("Seitel"), a public company engaged in acquiring and marketing seismic information to the oil and gas industry. In March 1990, Mr. Pearlman became a director of Cliff Engle Ltd. ("Cliff Engle"), a public company engaged in the design, manufacture and distribution of womens apparel bearing logoes licensed by the National Football League. In March 1990, he became Chairman of the Board of Directors of Unapix Entertainment, Inc. ("Unapix"), which is engaged in marketing and distributing films and television products. In 1994, Mr. Pearlman became chairman of the board of American Business Computers Corporation ("ABBC"), which is engaged in the business of designing and manufacturing equipment which dispenses liquids, solids, gases, pastes and gels. Helm presently holds an equity position in the Company, ISI, Cliff Engle and Unapix.

Joseph J. Farley .................................73      1983

Mr. Farley was elected President of the Company in April l983 and served in that capacity until April 1990, at which time he became Chairman of the Executive Committee. In December 1991, Mr. Farley resumed the position of President and Chief Executive officer following the retirement of the existing President. From l982 until February 1991, he served as Vice-President of Marketing and Engineering for Helm. Mr. Farley has been a Director of Helm since l982. Prior to his employment at Helm, he was a senior executive with International Business Machines Corporation where he was employed for 32 years and held various positions in engineering, marketing and field engineering.

                Page 6 of 20 pages.  No exhibits filed herewith

David S. Lawi ...................................60        1983

Mr. Lawi has been Secretary of the Company since January 1983, Secretary and a Director of Helm since l980, a Director and the Secretary of ISI since March l984 and Chairman of its Executive Committee since 1986, and a Director of Seitel since 1982. In 1989 he was elected Chairman of Seitel's Executive Committee. In 1990 he became a Director and Secretary of Cliff Engle and Secretary/Treasurer of Unapix.

William Lerner ................................  62         1985

Mr. Lerner is an attorney engaged in the private practice of Law. From May 1990 until December 1990, he was General Counsel to Hon Development Company, a California real estate development company. Mr. Lerner has been a director of Helm since 1985 and a director of Seitel since l984. Mr. Lerner is also a director of Rent-Way, Inc., the owner of a chain of retail stores in the rental-purchase industry, and a director of Of Counsel Enterprises, Inc., a provider of contract part-time lawyers and paralegals to lawfirms and corporations.

Daniel T. Murphy ..............................  57         1988

Mr. Murphy has been Executive Vice President and Chief Financial Officer of ISI since July 1985. He became a Director of ISI in October 1986. Mr. Murphy joined Helm in May 1984 as Vice-President and Chief Financial Officer, and in 1992 he became Executive Vice President--Finance.

Scott Altman ............................        33          --

Mr. Altman joined Helm in September 1987, and he was appointed Treasurer of the Company in August 1988.

ITEM l0:  EXECUTIVE COMPENSATION
--------------------------------

For the fiscal year ended December 3l, l995, no compensation was paid to the Company's Chief Executive Officer or to any other executive officer. The Company's outside directors received no cash fees during l995. Since December 1991 when he assumed the office of the President to which he dedicates a limited amount of time, Mr. Farley continues to consult with the executives of the Company as required without compensation. Mr. Lawi is not paid any salary by the Company for services he renders to the Company, and Mr. Altman allocates his time to the business of the Company and the business of Helm and its affiliates.


    Page 7 of 20 pages.  No exhibits filed herewith.

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

Set forth below is certain information as of March 15, l996, concerning the beneficial ownership of common stock (the Company's only class of voting securities) held by each director, nominee for director, and by all officers and directors of the Company as a group, and by each person and entity who, to the best knowledge of the Company, may be deemed the beneficial owner of more than 5% of the outstanding shares of the Company's common stock.

                             Amount and Nature
                             of Beneficial            Percent of
Name                         Ownership (l)            Class
----------------------       -----------------        ----------

Helm Resources, Inc.**       17,447,858  (2)           60.1 %

Herbert M. Pearlman**         2,305,476  (3)           10.4 %
David S. Lawi**               1,099,833  (4)            5.1 %
Joseph J. Farley**              337,500  (5)            1.5 %
William Lerner                   48,000                  *
Daniel T. Murphy                 80,000  (6)             *

All executive officers and
directors as a group          3,870,809  (3)-(6)       17.1 %
(6 persons)
__________________________
* less than 1%
** address is 537 Steamboat Road, Greenwich, CT  06830

(l) Except as otherwise indicated, each named holder has, to the best of the Company's knowledge, sole voting and investment power with respect to the shares indicated.

(2) Includes 2,500,000 shares which may be acquired within 60 days upon the exercise of common stock purchase warrants expiring on December 31, 1999, and 5,000,000 shares which are issuable upon conversion of 1,000,000 shares of convertible preferred stock. Helm Resources, Inc. has waived all voting rights with respect to the preferred stock through December 31, 1995.

(3) Includes 400,000 shares that may be acquired, at $.20 per share, upon exercise of outstanding Common Stock Purchase Warrants expiring on July 31, 1998 and 135,000 shares that may be acquired, at $.20 per share, upon exercise of outstanding Common Stock Purchase Warrants expiring on December 31, 1999.

(4) Includes 200,000 shares that may be acquired, at $.20 per share, upon exercise of outstanding Common Stock Purchase Warrants expiring on July 31, 1998 and 52,500 shares that may be acquired, at $.20 per share, upon the exercise of Common Stock Purchase Warrants expiring on December 31, 1999.

       Page 8 of 20 pages.  No exhibits filed herewith.

(5) Includes 37,500 shares that may be acquired, at $.20 per share, upon exercise of Common Stock Purchase Warrants expiring on December 31, 1999, and 300,000 shares that may be acquired, at $.20 per share, upon exercise of outstanding Common Stock Purchase Warrants expiring on July 31, 1998.

(6) Includes 50,000 shares that may be acquired, at a price of $.20 per share, upon exercise of outstanding Common Stock Purchase Warrants expiring on July 31, 1998.


ITEM l2:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

None.

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K
------------------------------------------------
(A) Exhibits

   3.1 Certificate of Incorporation of the Registrant, filed January 5, 1983 [incorporated by reference to exhibit 3(a) to Registration Statement No. 2-84930 on Form S-1 (the "Form S-1")]

   3.2 Certificate of Amendment of Certificate of Incorporation filed April 25, 1983 [ incorporated by reference to exhibit 3(a) to the Form S-1]

   3.3 Certificate of Amendment to Certificate of Incorporation filed August 4, 1989 [incorporated by reference to exhibit 3.2A to Registration Statement No.2 - 30374 on Form S-2 (the "Form S-2")]

   3.4 Certificate of Amendment to Certificate of Incorporation filed January 30, 1992 [incorporated by reference to exhibit 3.4 to the Registrant's 1991 Form 10-K]

   3.5 Certificate of Designation relating to the 1991 Series A Preferred Stock filed January 30, 1992 [incorporated by reference to exhibit 3.5 to the Registrant's 1991 Form 10-K]

   3.6 Amendment to Certificate of Designation relating to the 1991 Series A Preferred Stock filed February 21, 1992 [incorporated by reference to exhibit 3.6 to the Registrant's 1991 Form 10-K]

   3.7 By-laws of the Registrant [incorporated by reference to exhibit 3.34 to Form S-1]

   3.8 Specimen of Certificate of Common Stock [incorporated by reference to exhibit 3.4 to Form S-1]

   4.1 Form of Common Stock Purchase Warrant issued to subscribers in 1991 Private Placement [incorporated by reference to Exhibit 4.4 to the Registrant's 1991 10-K]

         Page 9 of 20 pages.  No exhibits filed herewith.

     4.2 Form of Common Stock Purchase Warrant issued to Helm Resources, Inc. concurrently with the debt-preferred equity exchange [incorporated by reference to Exhibit 4.5 to the Registrant's 1991 10-K]

    10.1 Resolutions of the Registrant's Board of Directors adopted on August 11, 1988 and form of Warrant Agreement [incorporated by reference to Exhibit 10.9 to Form S-2]

    10.2 Agreement dated June 30, 1991 between the Registrant and Helm Resources, Inc. relating to the exchange of indebtedness for 1991 Series A Preferred Stock [incorporated by reference to Exhibit 10.14 to the Registrant's 1991 10-K]

    10.3 Agreement dated October 20, 1993 between the Registrant and Technology Applied Systems Corporation, and related letter agreement dated October 12, 1993 between Registrant and Technology Applied Systems Corporation [incorporated by reference to Exhibit 10.3 to the Registrant's 1993 10-KSB] ________________

(B) Reports on Form 8-K
-----------------------
    None.


  Page 10 of 20 pages.  No exhibits filed herewith.

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the Town of Greenwich, State of Connecticut, on the 25th day of March, 1996.

                           TELETRAK ADVANCED TECHNOLOGY SYSTEMS, INC.

                           BY:/s/ Joseph J. Farley
                           -----------------------
                                 JOSEPH J. FARLEY, President

                           BY:/s/ Scott Altman
                           -------------------
                                 SCOTT ALTMAN, Treasurer,
                                 Chief Accountant and
                                 Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Herbert M. Pearlman      Chairman of the         March 25, 1996
-----------------------
Herbert M. Pearlman          Board of Directors

/s/ Joseph J. Farley         President, Director     March 25, 1996
-----------------------
Joseph J. Farley

/s/ David S. Lawi            Secretary, Director     March 25, 1996
-----------------------
David S. Lawi

/s/ William Lerner           Director                 March 25, 1996
-----------------------
William Lerner

/s/ Daniel T. Murphy         Director                 March 25, 1996
-----------------------
Daniel T. Murphy


      Page 11 of 20 pages.  No exhibits filed herewith.

            TELETRAK ADVANCED TECHNOLOGY SYSTEMS, INC.





            Statement in Lieu of Accountant's Report




     The Company qualifies as an inactive registrant under the provisions of Paragraph 210.3-11 of Securities and Exchange Commision Regulation S-X which provides that the financial statements required for reports pursuant to the Securities Exchange Act of 1934 may be unaudited.























                              F-1

           Page 12 of 20. No Exhibits filed here with

          TELETRAK ADVANCED TECHNOLOGY SYSTEMS, INC.
                   CONSOLIDATED BALANCE SHEET
                       DECEMBER 31, 1995

                             ASSETS

CURRENT ASSETS - Cash                                 $      -
            LIABILITIES AND STOCKHOLDERS' DEFICIENCY


CURRENT LIABILITIES-Accrued expenses
(Note 2)                                              $  222,926

DUE TO HELM RESOURCES, INC. (NOTE 3)                     870,567
       TOTAL LIABILITES                                1,093,493


STOCKHOLDERS' DEFICIENCY:
1991 Series A Preferred Stock
     $.01 par value shares; 20,000,000
     shares authorized; 1,000,000
     shares issued and outstanding                        10,000
Common stock, $.01 par value
     80,000,000; shares authorized;
     21,737,000 shares issued and
     outstanding                                         217,370
Additional paid-in capital                             6,019,580
Deficit                                               (7,325,443)
                                                      (1,078,493)

Less:  Notes receivable                                  (15,000)

       TOTAL STOCKHOLDERS' DEFICIENCY                 (1,093,493)

                                                      $     -

See accompanying notes to consolidated financial statements

                              F-2
                         Page 13 of 20

          TELETRAK ADVANCED TECHNOLOGY SYSTEMS, INC.

             CONSOLIDATED STATEMENTS OF OPERATIONS




                                                Year ended
                                               December 31,

                                            ]995           1994

REVENUES (Note 6)                      $    -       $    4,443


EXPENSES:
General and administrative               21,600         29,334
Interest expenses (affiliates)
(Note 3)                                 11,000         11,000

    Total expenses                       32,600         40,334

NET LOSS                               $(32,600)    $  (35,891)
LOSS PER SHARE                         $    -       $      -

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING               21,933,000     22,055,460









See accompanying notes to consolidated financial statements

                              F-3

                         Page 14 of 20

          TELETRAK ADVANCED TECHNOLOGY SYSTEMS, INC.

      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

             Years Ended December 31, 1995 and 1994


                                                        additional
                                                          paid-in                   Notes
                    Preferred stock     common stock      capital     Deficit     receivable    Total
                    ...............     ............      .......     .......     ..........    .....
                   SHARES    AMOUNT  SHARES      AMOUNT

JANUARY 1, 1994   1,000,000 $10,000  22,097,000 $220,970  $6,075,980 $(7,256,952)    $(75,000)     $(1,025,002)

Forfeiture of
common stock            -      -        (60,000)    (600)     (9,400)       -          10,000           -
Net loss                -      -          -           -          -       (35,891)         -            (35,891)
                  --------- ------- ------------ --------  ---------- -----------     ---------    -------------

                  1,000,000  10,000  22,037,000   220,370  6,066,580  (7,292,843)     (65,000)      (1,060,893)

Forfeiture of
common stock           -      -       (300,000)   (3,000)    (47,000)    -             50,000           -
Net Loss               -      -           -           -         -        (32,600)         -            (32,600)
                  --------- ------- -----------   -------  ---------- -----------     ---------    -------------
December 31, 1995 1,000,000 $10,000  21,737,000  $217,370 $6,019,580 $(7,325,443)     $15,000      $(1,093,493)
                  --------- -------  ----------  -------- ---------- ------------     ---------    -------------










                              F-4


                         Page 15 of 20

                     TELETRAK ADVANCED TECHNOLOGY SYSTEMS, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                  Year ended
                                                  December 31,
                                              1995           1994
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                 $ (32,600)   $ (35,891)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
      Interest expense, noncash               11,000       11,000
      Credit for losses on
        accounts receivable                       -        (2,000)
      Decrease in:
        Trade receivables                         -        19,979
      (Decrease)Increase in:
        Accounts payable and accrued expenses  9,937       (3,022)
        Due to Helm                           11,367           -

          Total adjustments                   32,304       25,957
          Net cash used in operating
            activities                          (296)      (9,934)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances from affiliates                        -         9,999
                                             --------     -------

NET INCREASE (DECREASE) IN CASH                 (296)          65

CASH, BEGINNING OF YEAR                          296          231
                                            ---------     -------
CASH, END OF YEAR                          $      -      $    296
                                           ==========     =======

                              F-5

                         Page 16 of 20

          TELETRAK ADVANCED TECHNOLOGY SYSTEMS, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

     Teletrak Advanced Technology Systems, Inc. was incorporated in Delaware on January 5, 1983. Its principal business activity was the sale of a proprietary software system that utilized optical disk technology. This business was discontinued in October 1993 upon the Company's licensing of the rights to this software to an unrelated third party (see Note 6).

     The consolidated financial statements include the accounts of Teletrak Advanced Technology Systems, Inc. and its wholly-owned subsidiary (the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

     The Company is an affiliate of Helm Resources, Inc.
("Helm"), a publicly-held company whose shares are listed on the American Stock Exchange. Helm owns 39.6% of the Company's outstanding common stock and 100% of the Company's 1991 Series A
Preferred Stock ("Preferred Stock").

     The consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses from operations since inception and has deficiencies in working capital and net assets. Furthermore, as discussed in Note 6, the Company has no ongoing business. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company is attempting to acquire or merge with another entity through the issuance of debt or equity. Until such an acquisition or merger takes place, the Company has significantly reduced its operating expenses and is negotiating reductions or deferrals on the payment of its liabilities. There can be no assurances that the Company will be successful in these efforts. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                              F-6
                         Page 17 of 20

           TELETRAK ADVANCED TECHNOLOGY SYSTEMS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (CONTINUED)

NOTE 2 - ACCRUED EXPENSES

     Included in accrued expenses is $142,000 for an estimate of future rent obligations relating to a lease that was terminated in 1991. The Company is unable to determine the outcome of a settlement, if any, of this obligation or the expected timing of such payment, if any. However, the Company does not believe the ultimate resolution of this matter will materially or adversely affect the Company's financial position.

     The Company is negotiating reductions or deferrals of payment for the remaining accruals. Future financial statements will reflect the reduction, if any, on these liabilities.

NOTE 3 - RELATED PARTY TRANSACTIONS
     Helm has deferred payment on its indebtedness until after December 31, 1996; accordingly, the amount has been classified as a long-term liability.

     Helm provides the company with various managerial and administrative services for which the Company is charged direct costs and expenses. In addition, certain indirect administrative and managerial costs are allocated to the Company based on certain formulas which management deems to be reasonable. These costs and allocations are not material.

NOTE 4 - STOCKHOLDERS' DEFICIENCY

   (a) Common Stock

       In connection with a sale of units, consisting of common stock and common stock purchase warrants, in 1991, the Company received $75,000 in notes from two officers and affiliates, which were payable in five equal annual installments beginning in November 1992. As installments on the notes are due, pursuant to the terms of the notes, the officers surrender shares of common stock and warrants in return for the Company's cancellation of unpaid principal payments on such notes. In 1995, one of the officers forfeited 60,000 shares of common stock and warrants to purchase 30,000 shares of common stock as consideration for the cancellation of $10,000 principal amount of the notes and the other forfeited 30,000 shares of common stock and warrants to purchase 15,000 shares of common stock as consideration for cancellation of $5,000 principal amount of notes. Additional forfeitures in like amounts are expected in 1996.

                              F-7
                         Page 18 of 20

          TELETRAK ADVANCED TECHNOLOGY SYSTEMS, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          (CONTINUED)

   (b)  Preferred Stock

          The Company has authorized 20,000,000 shares of Preferred Stock. The Board of Directors has the power to issuethe Preferred Stock in series and to specify the relative rights and designation of each series. The Preferred Stock, (held by Helm Resources, Inc.) pays an 8% cumulative annual dividend, in cash, out of earnings, subject to anti-dilution provisions.
The Preferred Stock is convertible into the Company's common stock at a price of $.20 per common share, subject to anti-dilution provisions, and entitles Helm to receive $1.00 per share upon liquidation prior to the distribution of any proceeds to holders of the Company's common stock. Additionaly, Helm is entitled to vote with the holders of the Company's common stock and not as a class on all matters on which the holders of the Company's common stock are entitled to vote and would have such number of votes as is equal to the number of shares of common stock into which the preferred shares are then convertible. This series of Preferred Stock is redeemable at the option of the Company in amounts up to 20% of pre-tax income or 20% of the proceeds from the public sales of equity securities. The Preferred Stock dividend arrearage was $360,000 at December 31, 1995.

     (c)  Stock Options

          The Company had adopted a plan whereby options to purchase 1,250,000 shares of common stock may be granted. No options were granted or exercised in 1994 or 1995. There are no options outstanding as of December 31, 1994 or 1995.

     (d)  Warrants

          At December 31, 1994, warrants to purchase common stock are outstanding as follows.

                                                 Price per
Issued          Expire          Shares             Share
August 1988     July 1998      1,000,000         $  .20

June 1991       December 1999  2,500,000            .20

September 1991  December 1999    225,000            .20
                               ---------
                               3,725,000
                               =========

                              F-8

          TELETRAK ADVANCED TECHNOLOGY SYSTEMS, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          (CONTINUED)

NOTE 4 - STOCKHOLDERS' DEFICIENCY (CONTINUED)

     (e)  Reserved Shares

          Shares reserved for future issuances as of December 31, 1995 are as follows:

                                                     SHARES

Conversion of Preferred Stock                       5,000,000

Shares reserved for stock options                   1,250,000

Warrants to purchase common stock                   3,725,000
                                                    ---------
                                                    9,975,000

NOTE 5 - INCOME TAXES

     At December 31, 1995, the Company has approximately $7,200,000 of net loss carryforwards for income tax purposes, which expire in years from 1998 through 2009. These losses may be subject to certain limitations. The deferred tax benefits resulting from these carryforwards approximate $2,880,000 and a valuation reserve of that amount has been established since the realization of such benefit can not be predicted.

NOTE 6 - ROYALTY AGREEMENT

     On October 20, 1993, the Company entered into an agreement with Technology Applied Systems Corporation ("TASC"), whereby it assigned to TASC all of its rights to sell, manufacture, develop and distribute its products. In consideration for the transfer of rights to TASC and the ability to provide ongoing support to the Company's installed customer base, TASC agreed to pay to the Company, on a quarterly basis, a royalty equal to 10% of
(i) the net sales price of products sold by TASC to distributors and/or end-users and (ii) that portion of the net sales price of derivates, enhancements, modifications and successors of the products sold by TASC to distributors and/or end-users, which utilize certain product modules only, based upon the allocable portion of such derivative, enhancement, modifications and successors attributable to the modules. Royalties are recorded as revenues when received. All of the Company's 1994 revenues were earned under this agreement.The Company expects no revenues to be earned under this agreement in the future.

                              F-9

                           EXHIBIT INDEX

                        EX-27  Financial Date Schedule