Form 10QSB
period 1996-03-31
TELETRAK ADVANCED TECHNOLOGY SYSTEMS INC
filed 1996-05-15
CIK 722828

               SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, DC 20549

                          FORM 10-QSB



           Quarterly Report Under Section 13 or 15 (b) of the Securities Exchange Act of 1934


               For Quarter Ended:  March 31, 1996

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

                   YES__X__            NO_____


      At May 10, 1996, there were 21,737,000 shares of the Company's common stock outstanding.

                                    INDEX



                                                          PAGE
                                                          ----
PART I.  Financial Information
    [S]                                                   [C]
     Item 1.      Consolidated Financial Statements

                  Consolidated Balance Sheet as of
                  March 31, 1996                            3

                  Consolidated Statements of Operations
                  for the Three Months Ended
                  March 31, 1996 and March 31, 1995         4

                  Conslidated Statements of Cash Flows
                  for the Three Months Ended
                  March 31, 1996 and March 31, 1995         5

                  Notes to Consolidated Financial
                  Statements                                6

     Item 2.      Management's Discussion and
                  Analysis of Financial Condition and
                  Results of Operations                     7

          TELETRAK ADVANCED TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARY

                        CONSOLIDATED BALANCE SHEET

                             March 31, 1996


[S]                                         [C]

ASSETS                                       $             -
                                             ===============

            LIABILITIES AND STOCKHOLDERS' DEFICIENCY

ACCRUED EXPENSES                             $       224,826

DUE TO HELM RESOURCES, INC.                          875,567
                                             ---------------
       TOTAL LIABILITIES                           1,100,393
                                             ---------------

STOCKHOLDERS' DEFICIENCY:
1991 Series A Preferred Stock
     $.01 par value shares; 20,000,000
     shares authorized; 1,000,000
     shares issued and outstanding                    10,000
Common stock, $.01 par value
     80,000,000; shares authorized;
     21,737,000 shares issued and
     outstanding                                     217,370
Additional paid-in capital                         6,019,580
Deficit                                           (7,332,343)
                                             ----------------
                                                  (1,085,393)

Less:  Notes receivable                              (15,000)
                                             ----------------
       TOTAL STOCKHOLDERS' DEFICIENCY             (1,100,393)
                                             ----------------
                                             $             -
                                             ================











           See accompanying notes to consolidated financial statements

           TELETRAK ADVANCED TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                      Three months ended
                                          March 31,
                                          ---------
                                   1996           1995
                                   ----           ----
[S]                               [C]            [C]
REVENUES                           $      -       $      -
                                   --------       --------
EXPENSES:
General and administrative            4,150          6,150
Interest expense (affiliates)         2,750          2,750
                                   --------       --------
    Total expenses                    6,900          8,900
                                   --------       --------

NET LOSS                           $ (6,900)      $ (8,900)
                                   =========      =========
LOSS PER SHARE                     $      -       $      -

WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING    21,737,000     22,097,000
                                 ==========     ==========




























              See accompanying notes to consolidated financial statements

              TELETRAK ADVANCED TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF CASH FLOWS




                                       Three Months Ended
                                            March 31,
                                            ---------
                                    1996               1995
                                    ----               ----
[S]                          [C]                 [C]
Net cash provided (used)
 by operating activities      $       -           $    (137)


Cash and cash equivalents at
 beginning of period                  -                 296
                              -------------      --------------

Cash and cash equivalents at
 end of period                $       -           $     159
                              =============       =============






























            See accompanying notes to consolidated financial statements

              TELETRAK ADVANCED TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARY

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS






1) The accompanying condensed financial statements are unaudited, but in the opinion of the Company's management, include all adjustments (consisting of normal recurring accurals) necessary for a fair presentation of financial position and results of operations. Interim results are not necessarily indicative of results for a full year.

2) Helm Resources Inc. is the beneficial owner of 60.8% of the Company's common stock.

3) On October 20, 1993, the Company entered into an agreement with Technology Applied Systems Corporation ("TASC"), whereby it assigned to TASC all rights to sell, manufacture, develop and distribute its products. In consideration for the transfer of rights to TASC and the ability to provide ongoing support to the Company, on a installed customer base, TASC agreed to pay to the Company, on a quarterly basis, a royalty equal to 10% of (i) the net sales price of products sold by TASC to distributors and/or end-users and (ii) the net sales price of derivatives, enhancements, modifications and successors of the products sold by TASC to distributors and/or end-users, which utilize certain product modules only, based upon the allocatable portion of such derivative, enhancement, modifications and successors attributable to the modules. To date no significant revenues have been derived from the TASC agreement, and the Company does not anticipate that it will receive any significant revenues from this agreement in the future.

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

Results of Operations
- ---------------------

Three Months Ended March 31, 1996 Compared to March 31, 1995
- ------------------------------------------------------------

Selling, general and administrative expenses consist of expenses associated with maintaining the Company's records and statutory requirements which are expected to continue in the future.

Interest expense is interest on advances from affiliates.

Liquidity and Capital Resources
- -------------------------------

The Company presently has recorded $224,826 in accrued expenses and $875,567 due to Helm. With respect to the accrued expenses, the Company is working with its creditors to arrange settlements of amounts owing and/or deferrals of payments. No assurance can be given that the Company will be successful in these efforts. As for the amount owing to Helm, Helm has agreed not to demand payment until after December 31, 1996. Accordingly, no amounts are payable to Helm during 1996.

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








                  TELETRAK ADVANCED TECHNOLOGY SYSTEMS, INC.




Date:   May 10, 1996             By:  /s/ Joseph J. Farley
                                      ---------------------
                                       Joseph J. Farley,
                                       President




Date:   May 10, 1996             By:  /s/ Scott Altman
                                      ------------------
                                      Scott Altman,Treasurer
                                      Chief Accountant and
                                      Principal Financial Officer