Form 10QSB
period 1996-06-30
TELETRAK ADVANCED TECHNOLOGY SYSTEMS INC
filed 1996-08-14
CIK 722828

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                  FORM 10-QSB

                  Quarterly Report Under Section 13 or 15 (b)
                     of the Securities Exchange Act of 1934


                        For Quarter Ended: June 30, 1996

                        Commission File Number: 0-13670



                   TELETRAK ADVANCED TECHNOLOGY SYSTEMS, INC.
                   ------------------------------------------
              (Exact name of registrant as specified in character)



         Delaware                           13-3187778
      -----------------------------     ------------------
      State or other jurisdiction of       IRS Employer
      Incorporation or organization     Identification No.


      537 Steamboat Road
      Greenwich, Connecticut                  06830
      ----------------------                  -----

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


                   YES   X              NO
                        ---                 ---

At August 12, 1996, there were 21,737,000 shares of the Company's common stock outstanding.

                                     INDEX



PART I.  Financial Information

     Item 1.      Consolidated Financial Statements

                  Consolidated Balance Sheet as of
                  June 30, 1996

                  Consolidated Statements of Operations
                  for the Three Months Ended
                  June 30, 1996 and June 30, 1995

                  Consolidated Statements of Cash Flows
                  for the Six Months Ended
                  June 30, 1996 and June 30, 1995

                  Notes to Consolidated Financial
                  Statements

     Item 2.      Management's Discussion and
                  Analysis of Financial Condition and
                  Results of Operations

           TELETRAK ADVANCED TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET

                                 June 30, 1996

                                     ASSETS

ASSETS                                                              $      --
                                                                    ===========


                   LIABILITIES AND STOCKHOLDERS' DEFICIENCY

ACCRUED EXPENSES                                                    $   226,726

DUE TO HELM RESOURCES, INC                                              880,567
                                                                    -----------

         TOTAL LIABILITIES                                            1,107,293
                                                                    -----------

STOCKHOLDERS' DEFICIENCY:
1991 Series A Preferred Stock
     $.01 par value shares; 20,000,000
     shares authorized; 1,000,000
     shares issued and outstanding                                       10,000
Common stock, $.01 par value
     80,000,000; shares authorized;
     21,737,000 shares issued and
     outstanding                                                        217,370
Additional paid-in capital                                            6,019,580
Deficit                                                              (7,339,243)
                                                                    -----------
                                                                     (1,092,293)

 Less:  Notes receivable                                                (15,000)
                                                                    -----------

       TOTAL STOCKHOLDERS' DEFICIENCY                                (1,107,293)
                                                                    -----------

                                                                    $      --
                                                                    ===========


See accompanying notes to consolidated financial statements

           TELETRAK ADVANCED TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                      Three months ended
                                                            June 30,
                                               --------------------------------
                                                   1996                1995
                                               ------------        ------------
REVENUES                                       $       --          $       --
                                               ------------        ------------

EXPENSES:
General and administrative                            4,150               5,150
Interest expense (affiliates)                         2,750               2,750
                                               ------------        ------------

    Total expenses                                    6,900               7,900
                                               ------------        ------------


NET LOSS                                       $     (6,900)       $     (7,900)
                                               ============        ============

LOSS PER SHARE                                 $       --          $       --
                                               ============        ============
WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING                    21,737,000          21,827,000
                                               ============        ============




See accompanying notes to consolidated financial statements

           TELETRAK ADVANCED TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       Six months ended
                                                           June 30,
                                               --------------------------------
                                                   1996                1995
                                               ------------        ------------
REVENUES                                       $       --          $       --
                                               ------------        ------------

EXPENSES:
General and administrative                            8,300              11,300
Interest expense (affiliates)                         5,500               5,500
                                               ------------        ------------

    Total expenses                                   13,800              16,800
                                               ------------        ------------


NET LOSS                                       $    (13,800)       $    (16,800)
                                               ============        ============

LOSS PER SHARE                                 $       --          $       --
                                               ============        ============
WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING                    21,737,000          21,962,000
                                               ============        ============




See accompanying notes to consolidated financial statements

                 TELETRAK ADVANCED TECHNOLOGY SYSTEMS, INC. AND
               SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                            Six Months Ended
                                                                 June 30,
                                                          ---------------------
                                                            1996         1995
                                                          --------     --------
Net cash provided (used)
 by operating activities                                  $   --       $   (137)

Cash and cash equivalents at
 beginning of period                                          --            296
                                                          --------     --------

Cash and cash equivalents at
 end of period                                            $   --       $    159
                                                          ========     ========


See accompanying notes to consolidated financial statements

                 TELETRAK ADVANCED TECHNOLOGY SYSTEMS, INC. AND
             SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1) The accompanying condensed financial statements are unaudited, but in the opinion of the Company's management, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position and results of operations. Interim results are not necessarily indicative of results for a full year.

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

Results of Operations

Three Months Ended June 30, 1996 Compared to June 30, 1995

Selling, general and administrative expenses consist of expenses associated with maintaining the Company's records and statutory requirements which are expected to continue in the future.

Interest expense is interest on advances from affiliates.

Six Months Ended June 30, 1996 Compared to June 30, 1995

Selling, general and administrative expenses consist of expenses associated with maintaining the Company's records and statutory requirements which are expected to continue in the future.

Interest expense is interest on advances from affiliates.

Liquidity and Capital Resources

The Company presently has recorded $226,726 in accrued expenses and $880,567 due to Helm. With respect to the accrued expenses, the Company is working with its creditors to arrange settlements of amounts owing and/or deferrals of payments. No assurance can be given that the Company will be successful in these efforts. As for the amount owing to Helm, Helm has agreed not to demand payment until after December 31, 1996. Accordingly, no amounts are payable to Helm during 1996.

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









Date: August 12, 1996                  By: /s/ Joseph J. Farley
                                          -----------------------------------
                                             Joseph J. Farley,
                                             President




Date: August 12, 1996                  By: /s/ Scott Altman
                                          -----------------------------------
                                             Scott Altman,Treasurer
                                             Chief Accountant and
                                             Principal Financial
                                             Officer

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
- -------                  -----------
  27          -  Financial Data Schedule
