Form 10QSB
period 1996-09-30
TELETRAK ADVANCED TECHNOLOGY SYSTEMS INC
filed 1996-11-14
CIK 722828

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                  FORM 10-QSB

               Quarterly report under Section 13 or 15(b) of the
                        Securities Exchange Act of 1934

                     For Quarter Ended: September 30, 1996
                                        ------------------

                        Commission File Number: 0-13670
                                                -------

                 TELETRAK ADVANCED TECHNOLOGY SYSTEMS, INC.
            ----------------------------------------------------
            (Exact name of registrant as specified in character)


Delaware                                          13-318778
--------                                          ---------
State or other jurisdiction of                    IRS employer
Incorporation or organization                     Identification No.


537 Steamboat Road
Greenwich, Connecticut                            06830
----------------------                            -----

                                  203-629-1400
                                  ------------
                (Registrant's phone number, including area code)


Indicate by check mark whether the registrants (1) has filled all reports required to be filed by section 13 of 15(d) of the securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to fill such reports), and (2) has been subject to such filling requirements for the past 90 days.

                           YES   X        NO
                               -----          ----

At November 11, 1996 there were 21,737,000 shares of the Company's common stock outstanding.

                                     INDEX



PART I.          FINANCIAL INFORMATION                                                  PAGE
                                                                                        ------
         Item 1. Consolidated Financial Statements

                 Consolidated Balance Sheet as of
                 September 30, 1996                                                        3

                 Consolidated Statements of Operations
                 for the Three Months Ended
                 September 30, 1996 and September 30, 1995                                 4

                 Consolidated Statements of Operations for
                 the Nine Months Ended September 30, 1996
                 and September 30, 1995                                                    5

                 Consolidated Statements of Cash Flows for the
                 Nine Months Ended September 30, 1996 and
                 September 30, 1995                                                        6

                 Notes to Consolidated Financial Statements                                7

         Item 2. Management's Discussion and
                 Analysis of Financial Condition and
                 Results of Operations.                                                    8

           TELETRAK ADVANCED TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET


                               SEPTEMBER 30, 1996

                                     ASSETS


ASSETS                                                              $
                                                                    ------------

                LIABILITIES AND STOCKHOLDERS' DEFICIENCY

ACCRUED EXPENSES                                                    $    228,626

DUE TO HELM RESOURCES, INC.                                              885,567
                                                                    ------------
         TOTAL LIABILITIES                                             1,114,193

STOCKHOLDERS' DEFICIENCY:
1991 Series A Preferred Stock
         $.01 par value shares; 20,000,000
         shares authorized; 1,000,000 shares                              10,000
         issued and outstanding
Common stock, $.01 par value,
         80,000,000; shares authorized;
         21,737,000 shares issued and                                    217,370
         outstanding                                                   6,019,580
Additional paid-in capital                                            (7,346,143)
                                                                    ------------
Deficit                                                               (1,099,193)

Less: Notes receivable                                                   (15,000)
                                                                    ------------
         TOTAL STOCKHOLDERS' DEFICIENCY                               (1,114,193)
                                                                    ------------



          See accompanying notes to consolidated financial statements

          TELETRAK ADVANCED TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                         Three Months Ended
                                                                            September 30,
                                                                 -----------------------------------
                                                                    1996                    1995
                                                                 -----------             -----------
REVENUES                                                         $         _             $         _
                                                                 -----------             -----------
EXPENSES: General and administrative                                   4,150                   5,400
Interest expense (affiliates)                                          2,750                   2,750
                                                                 -----------             -----------
         Total expenses                                          $     6,900             $     8,150
                                                                 -----------             -----------
NET LOSS                                                         $    (6,900)            $    (8,150)
                                                                 -----------             -----------
LOSS PER SHARE                                                   $         _             $         _
                                                                 -----------             -----------
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                                        21,737,000              21,827,000
                                                                 ===========             ===========


          See accompanying notes to consolidated financial statements

          TELETRAK ADVANCED TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                          Nine Months Ended
                                                                            September 30,
                                                                 -----------------------------------
                                                                     1996                   1995
                                                                 -----------            ------------
REVENUES                                                         $         -            $          -
                                                                 -----------            ------------
EXPENSES: General and administrative                                  12,450                  16,700
Interest expense (affiliates)                                          8,250                   8,250
                                                                 -----------            ------------
 Total Expenses                                                  $    20,700            $     24,950
                                                                 -----------            ------------
NET LOSS                                                         $   (20,700)           $    (24,950)
                                                                 -----------            ------------
LOSS PER SHARE                                                   $         -            $          -
                                                                 -----------            ------------
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                                        21,737,000              22,007,000
                                                                 ===========            ============


          See accompanying notes to consolidated financial statements

          TELETRAK ADVANCED TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                Nine Months Ended
                                                                                  September 30,
                                                                         ---------------------------------
                                                                            1996                   1995
                                                                         --------                ---------
Net cash provided (used)
by operating activities                                                  $    -                  $    (296)
                                                                         --------                ---------
Cash and cash equivalents
beginning of period                                                           -                        296
                                                                         --------                ---------
Cash and cash equivalents at
end of period                                                            $    -                  $     -
                                                                         --------                ---------


          See accompanying notes to consolidated financial statements

          TELETRAK ADVANCED TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1) The accompanying condensed financial statements are unaudited, but in the opinion of the Company's management, include all adjustments (consisting of normal recurring annuals) necessary for a fair presentation of financial position and results of operations. Interim results are not necessarily indication of results for a full year.

2) Helm Resources, Inc. is the beneficial owner of 60.8% of the Company's common stock.

3) On October 20, 1993, the Company entered into an agreement with Technology Applied Systems Corporation ("TASC"), whereby it assigned to TASC all rights to sell, manufacture, develop and distribute its products. In consideration for the transfer of rights to TASC and the ability to provide ongoing support to the Company, on an installed customer base, TASC agreed to pay the Company, on a quarterly basis, a royalty equal to 10% of (i) the net sales price of products sold by TASC to distributors and/or end-users, and (ii) the net sales price of derivatives, enhancements, modifications and successors of the products sold by TASC to distributors and/or end users, which utilize certain product modules only, based upon the allocable portion of such derivative, enhancement, modifications and successors attributable to the modules. to date, no significant revenues have been derived from the TASC agreement, and the Company does not anticipate that it will receive any significant revenues from this agreement in the future.

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                     CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Three Months Ended September 30, 1996 Compared to September 30, 1995

Selling, general and administrative expenses consist of expenses associated with maintaining the Company's records and statutory requirements which are expected to continue in the future.

Interest expense is interest in advances from affiliates.

Nine Months Ended September 30, 1996 Compared To September, 1995

Selling, general and administrative expenses consist of expenses associated with maintaining the Company's records and statutory requirements which are expected to continue in the future.

Interest expense is interest on advances from affiliates.

Liquidity and Capital Resources

The Company presently has recorded $228,626 in accrued expenses and $885,567 due to Helm. With respect to the accrued expenses, the Company is working with its creditors to arrange settlements of amounts owing and/or deferrals of payments. No assurance can be given that the Company will be successful in these efforts. As for the amount owing to Helm, Helm has agreed not to demand payment until after December 31, 1996. Accordingly, no amounts are payable to Helm during 1996.

There can be no assurance that Helm will provide any additional financing to the Company other than in connection with minimal ongoing corporate expenses, or that additional financing will be available on terms acceptable to the Company or that the Company will be able to operate profitably in the future. Management presently is engaged in efforts to locate additional business or enterprises which could be merged into or acquired by the Company. No assurance can be given, however, that management will be successful in this effort.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date: November 11, 1996                       By: /s/ Joseph Farley
                                              ---------------------------------
                                              Joseph J. Farley,
                                              President




Date: November 11, 1996                       By: /s/ Scott Altman
                                              ---------------------------------
                                              Scott Altman, Treasurer
                                              Chief Accountant and
                                              Principle Financial
                                              Officer

                                 EXHIBIT INDEX

Exhibit
  No.                             Description
-------                           -----------

   27    Financial Data Schedule