Form 10KSB40
period 1996-12-31
TELETRAK ADVANCED TECHNOLOGY SYSTEMS INC
filed 1997-03-31
CIK 722828

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                   FORM 10-KSB

[XX] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 [Fee Required] For Fiscal Year Ended
     December 31, 1996
                                       or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 [No Fee Required] For the transition period___to___.

                          Commission File No. 0-13670

                   TELETRAK ADVANCED TECHNOLOGY SYSTEMS, INC.
                 (Name of Small Business Issuer in Its Charter)

           Delaware                                  13-3187778
(State of other jurisdiction of            (IRS Employer Identification
 incorporation or organization)                      Number)

      537 Steamboat Road
      Greenwich, Connecticut                            06830
(Address of principal executive                       (Zip Code)
             offices)

       Registrant's telephone number, including area code: (203) 629-1400

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, par value $.01
                                (Title of Class)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
         ---  ---
Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or in any amendment to this Form 10-KSB. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant at February 14, 1997 was approximately $233,333, based on the average of the bid and asked prices as reported by the NASD Electronic Bulletin Board. For these purposes, the term "affiliates" is deemed to mean the officers and directors of the registrant and Helm Resources, Inc.

The registrant's revenues for the year ended December 31, 1996 were $0. At February 14, 1997 there were 21,647,000 shares of common stock outstanding.

Documents Incorporated by Reference:  None
Transitional Small Business Format: Yes      No   X
                                        ---      ---

                Page 1 of 20 pages. No exhibits filed herewith.

PART I

ITEM 1.  BUSINESS

Teletrak Advanced Technology Systems, Inc. (herein "Teletrak" or the "Company"), a Delaware corporation, was organized in January 1983 as a wholly-owned subsidiary of Helm Resources, Inc. ("Helm") to develop and market computer software products. Helm is the beneficial owner of 59.9% of the common stock. At the present time, the Company has no operating assets or operations.

Historically, the Company's principal business activity had been the marketing of optical data software and the development of enhancements thereto to provide mass data storage capability in multimedia applications that combine data, voice, image and text on mass storage erasable and nonerasable optical disks (the "System"). In the fall of 1993, the Company assigned to an Atlanta-based corporation all of its rights to sell, manufacture, develop and distribute its products in exchange for a royalty, while retaining title, copyright and other proprietary rights to the System. As a result of this assignment of rights, in 1993 the Company classified its activities related to the marketing and development of the System as discontinued operations. To date, no significant revenues have been derived from the assignment of revenues, and the Company does not anticipate that it will receive any significant revenues from this arrangement in the future. In addition, at the present time, the technology of the System is obsolete.

Management is maintaining the Company's corporate shell with a view towards a possible merger or combination with another entity in order to utilize the Company's net operating loss. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

During 1995 and 1996, the Company realized no revenues, and a net loss of $32,900 and $27,600, respectively.

EMPLOYEES

Since January 1, 1994, the Company has had no employees. All financial and accounting services are performed by employees of Helm. All other management decisions are reviewed by the Company's Board of Directors.

ITEM 2.  PROPERTIES

The Company shares office space in New York, New York and Greenwich, Connecticut for its corporate headquarters with other affiliates of Helm. The Company does not pay any rent to Helm or its affiliates for this space.

ITEM 3.  LEGAL PROCEEDINGS: None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS: None.


                Page 2 of 20 pages. No exhibits filed herewith.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS


(a) MARKET INFORMATION

The following table sets forth the bid and ask prices for the Company's common stock for the prior two year period:

                                                 Ask                Bid
1995

First Quarter                                   $ .02              $.005
Second Quarter                                    .02               .005
Third Quarter                                     .02               .005
Fourth Quarter                                    .02               .005

1996

First Quarter                                   $ .02              $.005
Second Quarter                                    .045              .01
Third Quarter                                     .04               .015
Fourth Quarter                                    .04               .04

The ask and bid prices cited herein for 1995 and 1996 have been obtained from the Electronic Bulletin Board quotation system of the NASD.

At February 14, 1997, the bid and ask prices for the Company's common stock, as obtained from the Electronic Bulletin Board of the NASD, were $.04 and $.04, respectively.

(b) HOLDERS

The Company is advised by American Stock Transfer & Trust Company, its transfer agent, that there were approximately 300 holders of record of the Company's common stock at March 15, 1997.

(c) DIVIDEND POLICY

The Company has never paid any dividends. Since the Company is inactive, it will not pay any cash dividends in the foreseeable future.


                 Page 3 of 20 pages. No exhibits filed herewith.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

At the present time, the Company has no operating assets or operations. Management is engaged in efforts to locate additional businesses or operations in related and unrelated enterprises which could be merged into or acquired by the Company. No assurance can be given, however, that management will be successful in these efforts.

RESULTS OF OPERATIONS

1996 COMPARED TO 1995

The Company had no revenues in 1995 and 1996.

Selling, general and administrative expenses consist of expenses associated with maintaining the Company's records and statutory requirements which are expected to continue in the future.

Interest expense is interest on advances from affiliates.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company financed its operations and operating deficits with advances from Helm Resources, Inc. and its subsidiaries ("Helm"), the beneficial owner of 59.9% of the Company's common stock, and the proceeds of private placements of common stock. During 1996, Helm made no advances to the Company.

The Company presently has recorded $231,000 in accrued expenses and $891,000 due to Helm. With respect to the accrued expenses, the Company is working with its creditors to arrange settlements of amounts owing and/or deferrals of payments. No assurance can be given that the Company will be successful in these efforts. As for the amount owing to Helm, Helm has agreed not to demand payment until after December 31, 1997. Accordingly, no amounts are payable to Helm during 1997.

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

ITEM 7.  FINANCIAL STATEMENTS

The financial statements required by this item are set forth herein at the page numbers indicated below:
                                                                     Page Number
                                                                     -----------
                   Statement in Lieu
                   Accountant's Report.......................           F-1

                   Balance Sheet at December 31, 1996........           F-2

                   Statements of Operations for the years
                   ended December 31, 1996 and 1995..........           F-3

                   Statements of Stockholders'
                   Deficiency for the years ended
                   December 31, 1996 and 1995................           F-4

                   Statements of Cash Flows for the years
                   ended December 31, 1996 and 1995..........           F-5

                   Notes to Consolidated Financial
                   Statements................................           F-6

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No change in accountants or disagreements requiring disclosure pursuant to applicable regulations took place during the Company's two most recent fiscal years.

BDO Seidman was not engaged to perform an audit of the 1996 Financial Statements as pursuant to Paragraph 210.3-11 of Regulation S-X promulgated by the Securities and Exchange Commission, audited financial statements are not required to be included in the Company's Annual Report on Form 10-KSB due to its status as an inactive registrant.

                [The rest of this page intentionally left blank.]


                 Page 5 of 20 pages. No exhibits filed herewith.

                                    PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The directors, nominees for director and executive officers of the Company are set forth below. The directors serve and the nominees serve, if and when elected, until the next annual shareholders' meeting and until their successors are elected and qualified. The Company believes that during 1996 all filing requirements applicable to its directors and officers, and the beneficial owners of more than 10% of the Company's equity securities, under Section 16 of the Securities Exchange Act of 1934 were complied with.

Name, Principal Occupation Over the Past Five                                                                    Director of
Years and Other Directorships of Individual                                            Age                       Company Since
---------------------------------------------                                          ---                       -------------

Herbert M. Pearlman ............................ ..............................        64                              1983

Mr. Pearlman has been the Chairman of the Board of Directors of the Company since March l983. Since 1980, he has served as President, Chief Executive
Officer and Chairman of the Board of Directors of Helm Resources, Inc. ("Helm"), a public holding company. Since March l984, Mr. Pearlman has been Chairman of InterSystems, Inc. ("ISI"), a public company engaged in providing custom compounding and packaging and distribution services to the thermoplastic resin industry, and in the manufacture and sale of sampling and weighing devices to the agricultural and other industries. Mr. Pearlman is Chairman of the Board of Directors of Seitel, Inc. ("Seitel"), a public company engaged in acquiring and marketing seismic information to the oil and gas industry. In March 1990, he became Chairman of the Board of Directors of Unapix Entertainment, Inc.
("Unapix"), which is engaged in marketing and distributing films and television products.

Joseph J. Farley ................................. ............................        74                              1983

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

David S. Lawi ................................... .............................        61                              1983

Mr. Lawi has been Secretary of the Company since January 1983, Secretary and a Director of Helm since l980, a Director and the Secretary of ISI since March l984 and Chairman of its Executive Committee since 1986, and a Director of Seitel since 1982. In 1989 he was elected Chairman of Seitel's Executive
Committee. In 1990 he became a Director and Secretary-Treasurer of Unapix.


                 Page 6 of 20 pages. No exhibits filed herewith.

William Lerner ................................ ...............................        63                              1985

Mr. Lerner is an attorney engaged in the private practice of Law. From May 1990 until December 1990, he was General Counsel to Hon Development Company, a
California real estate development company. Mr. Lerner has been a director of Helm since 1985 and a director of Seitel since l984. Mr. Lerner is also a director of Rent-Way, Inc., the owner of a chain of retail stores in the rental-purchase industry, and a director of Micros-to-Mainframes, Inc., a provider of advanced technology services and computer equipment to Fortune 2000 companies with headquarters and significant operations in the states of New
Jersey, New York and Connecticut.

Daniel T. Murphy .............................. ...............................        58                              1988

Mr. Murphy has been Executive Vice President and Chief Financial Officer of ISI since July 1985. He became a Director of ISI in October 1986. Mr. Murphy joined
Helm in May 1984 as Vice-President and Chief Financial Officer, and in 1992 he became Executive Vice President--Finance.

Scott Altman ............................ .....................................        34                                --

Mr. Altman joined Helm in September 1987, and he was appointed Treasurer of the Company in August 1988.

ITEM l0:  EXECUTIVE COMPENSATION

For the fiscal year ended December 3l, l996, no compensation was paid to the Company's Chief Executive Officer or to any other executive officer. The Company's outside directors received no cash fees during l996. Since the Company has no operations, during 1996 only limited management services were rendered to the Company including the analysis of possible merger or acquisition candidates and accounting services.


                [The rest of this page intentionally left blank.]


                 Page 7 of 20 pages. No exhibits filed herewith.

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Set forth below is certain information as of February 14, l997, concerning the beneficial ownership of common stock (the Company's only class of voting securities) held by each director, nominee for director, and by all officers and directors of the Company as a group, and by each person and entity who, to the best knowledge of the Company, may be deemed the beneficial owner of more than 5% of the outstanding shares of the Company's common stock.

                                                     Amount and Nature
                                                     of Beneficial                               Percent of
Name                                                 Ownership (l)                               Class
----                                                 -----------------                           ----------
Helm Resources, Inc.**                               17,447,858(2)                                59.9 %

Herbert M. Pearlman**                                 2,215,475(3)                                10.0 %
David S. Lawi**                                       1,663,334(4)                                 7.6 %
Joseph J. Farley**                                      337,500(5)                                 1.5 %
William Lerner                                           48,000                                     *
Daniel T. Murphy                                         80,000(6)                                  *

All executive officers and
directors as a group                                  4,344,309(3)-(6)                            19.1 %
(6 persons)

------------
* less than 1%
** address is 537 Steamboat Road, Greenwich, CT  06830

(l) Except as otherwise indicated, each named holder has, to the best of the Company's knowledge, sole voting and investment power with respect to the shares indicated.

(2) Includes 2,500,000 shares which may be acquired within 60 days upon the exercise of common stock purchase warrants expiring on December 31, 1999, and 5,000,000 shares which are issuable upon conversion of 1,000,000 shares of convertible preferred stock. Helm Resources, Inc. has waived all voting rights with respect to the preferred stock through December 31, 1996.

(3) Includes 400,000 shares that may be acquired, at $.20 per share, upon exercise of outstanding Common Stock Purchase Warrants expiring on July 31, 1998 and 105,000 shares that may be acquired, at $.20 per share, upon exercise of outstanding Common Stock Purchase Warrants expiring on December 31, 1999.

(4) Includes 200,000 shares that may be acquired, at $.20 per share, upon exercise of outstanding Common Stock Purchase Warrants expiring on July 31, 1998 and 37,500 shares that may be acquired, at $.20 per share, upon the exercise of Common Stock Purchase Warrants expiring on December 31, 1999.


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


ITEM l2:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS: None.

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K
(A) Exhibits

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

         10.2 Agreement dated June 30, 1991 between the Registrant and Helm Resources, Inc. relating to the exchange of indebtedness for 1991 Series A Preferred Stock [incorporated by reference to Exhibit 10.14 to the Registrant's 1991 10-K]

------------
(B) Reports on Form 8-K: None.


                 Page 10 of 20 pages. No exhibits filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the Town of Greenwich, State of Connecticut, on the 28th day of February, 1997.

                                    TELETRAK ADVANCED TECHNOLOGY SYSTEMS, INC.


                                    BY:/s/ Joseph J. Farley
                                       -------------------------------
                                       JOSEPH J. FARLEY, President


                                    BY:/s/ Scott Altman
                                       -------------------------------
                                       SCOTT ALTMAN, Treasurer,
                                       Chief Accountant and
                                       Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/Herbert M. Pearlman                            Chairman of the Board of Directors      February 28, 1997
------------------------
Herbert M. Pearlman

/s/ Joseph J. Farley                              President, Director                     February 28, 1997
---------------------
Joseph J. Farley

/s/ David S. Lawi                                 Secretary, Director                     February 28, 1997
-------------------------
David S. Lawi

/s/ William Lerner                                Director                                February 28, 1997
-------------------------
William Lerner

/s/ Daniel T. Murphy                              Director                                February 28, 1997
-------------------------
Daniel T. Murphy


                 Page 11 of 20 pages. No exhibits filed herewith.

                   TELETRAK ADVANCED TECHNOLOGY SYSTEMS, INC.

                    STATEMENT IN LIEU OF ACCOUNTANT'S REPORT


     The Company qualifies as an inactive registrant under the provisions of Paragraph 210.3-11 of Securities and Exchange Commission Regulation S-X which provides that the financial statements required for reports pursuant to the Securities Exchange Act of 1934 may be unaudited.

                                 PAGE 12 OF 20.

                   TELETRAK ADVANCED TECHNOLOGY SYSTEMS, INC.

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 1996

                       ASSETS

ASSETS                                               $        --
                                                     ===========

       LIABILITIES AND STOCKHOLDERS' DEFICIENCY


CURRENT LIABILITIES-Accrued expenses
(Note 2)                                             $   230,526

DUE TO HELM RESOURCES, INC. (NOTE 3)                     890,567
                                                     -----------

       TOTAL LIABILITIES                               1,121,093
                                                     -----------

STOCKHOLDERS' DEFICIENCY:
1991 Series A Preferred Stock
     $.01 par value shares; 20,000,000
     shares authorized; 1,000,000
     shares issued and outstanding                        10,000
Common stock, $.01 par value
     80,000,000; shares authorized;
     21,647,000 shares issued and
     outstanding                                         216,470
Additional paid-in capital                             6,005,480
Deficit                                               (7,353,043)
                                                     ------------
TOTAL STOCKHOLDERS' DEFICIENCY                        (1,121,093)
                                                     ------------
                                                     $         --
                                                     ============


          See accompanying notes to consolidated financial statements

                   TELETRAK ADVANCED TECHNOLOGY SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                   Year ended
                                                  December 31,
                                        --------------------------------
                                            ]996                 1995
                                        ------------        ------------
REVENUES (Note 6)                       $         --        $         --
                                        ------------        ------------


EXPENSES:
General and administrative                    16,600              21,600
Interest expenses (affiliates)
(Note 3)                                      11,000              11,000
                                        ------------        ------------

    Total expenses                            27,600              32,600
                                        ------------        ------------

NET LOSS                                $    (27,600)       $    (32,600)
                                        ============        ============

LOSS PER SHARE                          $         --        $         --
                                        ============        ============


WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                    21,715,000          21,933,000
                                        ============        ============


          See accompanying notes to consolidated financial statements

                   TELETRAK ADVANCED TECHNOLOGY SYSTEMS, INC.

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

                     YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                                        additional
                                                                          paid-in                    Notes
                      Preferred stock             common stock            capital      Deficit     receivable          Total
                      ----------------           -----------------        -------      -------     ----------          -----
                      SHARES    AMOUNT           SHARES     AMOUNT


JANUARY 1, 1995     1,000,000  $10,000        22,037,000    $220,370    $6,066,580   $(7,292,843)   $(65,000)       $(1,060,893)

Forfeiture of
common stock               --       --          (300,000)      (3000)      (47,000)           --      50,000                 --
Net loss                   --       --                --          --            --       (32,600)         --            (32,600)
                    1,000,000   10,000        21,737,000     217,370     6,019,580    (7,325,443)    (15,000)        (1,093,493)

Forfeiture of
common stock               --       --           (90,000)       (900)      (14,100)           --      15,000                 --
Net Loss                   --       --                --          --            --       (27,600)         --            (27,600)

December 31, 1996   1,000,000  $10,000        21,647,000    $216,470    $6,005,480   $(7,353,043    $     --        $(1,121,093)


          See accompanying notes to consolidated financial statements.


                                       F4

                   TELETRAK ADVANCED TECHNOLOGY SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                  Year ended
                                                                 December 31,
                                                          ------------------------
                                                           1996            1995
                                                          --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                $(27,600)       $(32,600)
                                                          --------        --------
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
      Interest expense, noncash                             11,000          11,000
      Increase in:
        Accounts payable and accrued expenses                7,600           9,937
        Due to Helm                                          9,000          11,367
                                                          --------        --------
          Total adjustments                                 27,600          32,304
                                                          --------        --------

          Net cash used in operating
            activities                                          --            (296)

  CASH, BEGINNING OF YEAR                                       --             296
                                                          --------        --------

  CASH, END OF YEAR                                       $     --        $     --
                                                          ========        ========


          See accompanying notes to consolidated financial statements.

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

NOTE 3 - RELATED PARTY TRANSACTIONS
     Helm has deferred payment on its indebtedness until after December 31, 1997; accordingly, the amount has been classified as a long-term liability.

     Helm provides the company with various managerial and administrative services for which the Company is charged direct costs and expenses. In addition, certain indirect administrative and managerial costs are allocated to the Company based on certain formulas which management deems to be reasonable. These costs and allocations are not material.

NOTE 4 - STOCKHOLDERS' DEFICIENCY

   (a) Common Stock

       In connection with a sale of units, consisting of common stock and common stock purchase warrants, in 1991, the Company received $75,000 in notes from two officers and affiliates, which were payable in five equal annual installments beginning in November 1992. As installments on the notes are due, pursuant to the terms of the notes, the officers surrender shares of common stock and warrants in return for the Company's cancellation of unpaid principal payments on such notes. In 1996, one of the officers forfeited 60,000 shares of common stock and warrants to purchase 30,000 shares of common stock as consideration for the cancellation of $10,000 principal amount of the notes and the other forfeited 30,000 shares of common stock and warrants to purchase 15,000 shares of common stock as consideration for cancellation of $5,000 principal amount of notes.


                                       F-7

                   TELETRAK ADVANCED TECHNOLOGY SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

     (b)  Preferred Stock

          The Company has authorized 20,000,000 shares of Preferred Stock. The Board of Directors has the power to issue the Preferred Stock in series and to specify the relative rights and designation of each series. The Preferred Stock, (held by Helm Resources, Inc.) pays an 8% cumulative annual dividend, in cash, out of earnings, subject to anti-dilution provisions. The Preferred Stock is convertible into the Company's common stock at a price of $.20 per common share, subject to anti-dilution provisions, and entitles Helm to receive $1.00 per share upon liquidation prior to the distribution of any proceeds to holders of the Company's common stock. Additionally, Helm is entitled to vote with the holders of the Company's common stock and not as a class on all matters on which the holders of the Company's common stock are entitled to vote and would have such number of votes as is equal to the number of shares of common stock into which the preferred shares are then convertible. This series of Preferred Stock is redeemable at the option of the Company in amounts up to 20% of pre-tax income or 20% of the proceeds from the public sales of equity securities. The Preferred Stock dividend arrearage was $360,000 at December 31, 1996.

     (c)  Stock Options

          The Company had adopted a plan whereby options to purchase 1,250,000 shares of common stock may be granted. No options were granted or exercised in 1995 or 1996. There are no options outstanding as of December 31, 1995 or 1996.

     (d)  Warrants

          At December 31, 1996, warrants to purchase common stock are outstanding as follows.

                                               Price per
Issued          Expire          Shares           Share
------          ------          ------         ---------
August 1988     July 1998      1,000,000         $  .20

June 1991       December 1999  2,500,000            .20

September 1991  December 1999    180,000            .20
                               ---------
                               3,680,000
                               =========


                                       F-8

                   TELETRAK ADVANCED TECHNOLOGY SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (CONTINUED)

NOTE 4 - STOCKHOLDERS' DEFICIENCY (CONTINUED)

     (e)  Reserved Shares

          Shares reserved for future issuances as of December 31, 1996 are as follows:

                                                     SHARES

Conversion of Preferred Stock                       5,000,000

Shares reserved for stock options                   1,250,000

Warrants to purchase common stock                   3,680,000
                                                    ---------
                                                    9,930,000
                                                    =========

NOTE 5 - INCOME TAXES

     At December 31, 1996, the Company has approximately $7,200,000 of net loss carryforwards for income tax purposes, which expire in years from 1998 through 2009. These losses may be subject to certain limitations. The deferred tax benefits resulting from these carryforwards approximate $2,880,000 and a valuation reserve of that amount has been established since the realization of such benefit can not be predicted.


                                       F-9