Form 10-Q
period 1997-03-31
TELETRAK ADVANCED TECHNOLOGY SYSTEMS INC
filed 1997-05-12
CIK 722828

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB



                   Quarterly Report Under Section 13 or 15 (b)
                     of the Securities Exchange Act of 1934


                        For Quarter Ended: March 31, 1997

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


                   YES   X              NO_____


      At May 9, 1997, there were 21,647,000 shares of the Company's common stock outstanding.

                                      INDEX

                                                                    PAGE
                                                                    ----
PART I.  Financial Information

     Item 1.      Consolidated Financial Statements

                  Consolidated Balance Sheet as of
                  March 31, 1997                                     3

                  Consolidated Statements of Operations
                  for the Three Months Ended
                  March 31, 1997 and March 31, 1996                  4

                  Consolidated Statements of Cash Flows
                  for the Three Months Ended
                  March 31, 1997 and March 31, 1996                  5

                  Notes to Consolidated Financial
                  Statements                                         6

     Item 2.      Management's Discussion and
                  Analysis of Financial Condition and
                  Results of Operations                              7

            TELETRAK ADVANCED TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET

                                 MARCH 31, 1997


                  ASSETS

ASSETS                                        $         -
                                              ===========

   LIABILITIES AND STOCKHOLDERS' DEFICIENCY

ACCRUED EXPENSES                              $   232,426


DUE TO HELM RESOURCES, INC.                       895,567
                                              -----------
       TOTAL LIABILITIES                        1,127,993
                                              ===========

STOCKHOLDERS' DEFICIENCY:
1991 Series A Preferred Stock
     $.01 par value shares; 20,000,000
     shares authorized; 1,000,000
     shares issued and outstanding                 10,000
Common stock, $.01 par value
     80,000,000; shares authorized;
     21,647,000 shares issued and
     outstanding                                  216,470
Additional paid-in capital                      6,005,480
Deficit                                        (7,359,943)
                                               -----------

TOTAL STOCKHOLDERS' DEFICIENCY                 (1,127,993)
                                              -----------
                                              $         -
                                              ===========

See accompanying notes to consolidated financial statements

            TELETRAK ADVANCED TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                            Three months ended
                                                 March 31,
                                         1997                 1996
                                         ----                 ----
REVENUES                             $         --         $         --
                                     ------------         ------------


EXPENSES:
General and administrative                  4,150                4,150
Interest expense (affiliates)               2,750                2,750
                                     ------------         ------------


    Total expenses                          6,900                6,900
                                     ------------         ------------


NET LOSS                             $     (6,900)        $     (6,900)
                                     ============         ============


LOSS PER SHARE                       $         --         $         --
                                     ============         ============

WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING          21,647,000           21,737,000
                                     ============         ============

See accompanying notes to consolidated financial statements

            TELETRAK ADVANCED TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                     Three Months Ended
                                           March 31,
                                      1997            1996
                                      ----            ----
Net cash provided (used)
 by operating activities            $      --        $(137)


Cash and cash equivalents at
 beginning of period                       --          296
                                    ---------        -----

Cash and cash equivalents at
 end of period                      $      --        $ 159
                                    ---------        -----

           See accompanying notes to consolidated financial statements

            TELETRAK ADVANCED TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1) The accompanying consolidated financial statements are unaudited, but in the opinion of the Company's management, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position and results of operations.

2) Helm Resources Inc. is the beneficial owner of 60.8% of the Company's common stock.

3) On October 20, 1993, the Company entered into an agreement with Technology Applied Systems Corporation ("TASC"), whereby it assigned to TASC all rights to sell, manufacture, develop and distribute its products. In consideration for the transfer of rights to TASC and the ability to provide ongoing support to the Company, on an installed customer base, TASC agreed to pay to the Company, on a quarterly basis, a royalty equal to 10% of (i) the net sales price of products sold by TASC to distributors and/or end-users and (ii) the net sales price of derivatives, enhancements, modifications and successors of the products sold by TASC to distributors and/or end-users, which utilize certain product modules only, based upon the allocatable portion of such derivative, enhancement, modifications and successors attributable to the modules. To date no significant revenues have been derived from the TASC agreement, and the Company does not anticipate that it will receive any significant revenues from this agreement in the future.

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

Results of Operations

Three Months Ended March 31, 1997 Compared to March 31, 1996

Selling, general and administrative expenses consist of expenses associated with maintaining the Company's records and statutory requirements which are expected to continue in the future.

Interest expense is interest on advances from affiliates.

Liquidity and Capital Resources

The Company presently has recorded $232,426 in accrued expenses and $895,567 due to Helm. With respect to the accrued expenses, the Company is working with its creditors to arrange settlements of amounts owing and/or deferrals of payments. No assurance can be given that the Company will be successful in these efforts. As for the amount owing to Helm, Helm has agreed not to demand payment until after December 31, 1997. Accordingly, no amounts are payable to Helm during 1997.

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




                                       TELETRAK ADVANCED TECHNOLOGY
                                       SYSTEMS, INC.




Date:  May 9, 1997                     By:  Joseph J. Farley
                                            -----------------------------------
                                            Joseph J. Farley,
                                            President


Date: May 9, 1997                      By:  Scott Altman
                                            -----------------------------------
                                            Scott Altman,Treasurer
                                            Chief Accountant and
                                            Principal Financial
                                            Officer