Form 10QSB
period 1997-06-30
TELETRAK ADVANCED TECHNOLOGY SYSTEMS INC
filed 1997-08-14
CIK 722828

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(b)
                     of the Securities Exchange Act of 1934

                        For Quarter Ended: June 30, 1997

                         Commission File Number: 0-13670

                   TELETRAK ADVANCED TECHNOLOGY SYSTEMS, INC.
                   ------------------------------------------
              (Exact name of registrant as specified in character)

Delaware                                                          13-3187778
----------                                                    --------------
State or other jurisdiction of                                IRS Employer
Incoporation or organization                                  Identification No.

537 Steamboat Road
Greenwhich, Connecticut                                          06830

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

                                 YES |X| NO |_|

             At August 12, 1997, there were 30,229,268 shares of the Company's common stock outstanding.

                                      INDEX                                 PAGE
                                                                            ----

PART I.  Financial Information

         Item  1.       Consolidated Financial Statements

                        Consolidated Balance Sheet as of
                        June 30, 1997                                          3

                        Consolidated Statements of Operations
                        for the Three Months Ended
                        June 30, 1997 and June 30, 1996.                       4

                        Consolidated Statements of Operations
                        for the Six Months Ended
                        June 30, 1997 and June 30, 1996.                       5

                        Consolidated Statements of Cash Flows
                        For the Six Months Ended
                        June 30, 1997 and June 30, 1996                        6

                        Notes to Consolidated Financial
                        Statements                                             7

         Item 2.        Management's Discussion and
                        Analysis of Financial Condition and
                        Results of Operation                                   8

            TELETRAK ADVANCED TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET

                                  June 30, 1997

                                     ASSETS

ASSETS                                                              $        --
                                                                    -----------

                     LIABIITIES AND STOCKHOLDER'S DEFICIENCY

LIABILITIES                                                                  --
                                                                    -----------
STOCKHOLDER'S DEFICIENCY:
Preferred Stock
         $ .01 par value shares; 20,000,000
         shares authorized                                                   --
Common Stock, $.01 par value
         80,000,000; share authorized;
         30,229,268 shares issued and
         outstanding                                                    302,293
Additional paid-in capital                                            7,058,550
Deficit                                                              (7,360,843)
                                                                    -----------
TOTAL STOCKHOLDER'S DEFICIENCY                                               --
                                                                    -----------
                                                                    $        --
                                                                    -----------

See accompanying notes to consolidated financial statements

            TELETRAK ADVANCED TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       Three Months Ended
                                                         June 30, 1997
                                                         -------------

                                                     1997               1996
                                                     ----               ----

REVENUES                                         $         --       $        --
                                                 ------------       -----------
EXPENSES:
General and Administrative                                900             4,150
Interest expense (affiliates)                              --             2,750
                                                 ------------       -----------
         Total expenses                                   900             6,900
                                                 ------------       -----------

NET LOSS                                         $       (900)      $   (6, 900)
                                                 ------------       -----------
LOSS PER SHARE                                   $         --       $        --
                                                 ------------       -----------
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                          21,647,000        21,737,000
                                                 ------------       -----------

See accompanying notes to consolidated financial statements

            TELETRAK ADVANCED TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       Six months ended
                                                         June 30, 1997
                                                         -------------

                                                    1997               1996
                                                    ----               ----

REVENUES                                        $         --       $         --
                                                ------------       ------------
EXPENSES:
General and Administrative                             5,050              8,300
Interest expense (affiliates)                          2,750              5,500
                                                ------------       ------------
         Total expenses                                7,800             13,800
                                                ------------       ------------
NET LOSS                                        $     (7,800)      $    (13,800)
                                                ------------       ------------
LOSS PER SHARE                                  $         --       $         --
                                                ------------       ------------
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                         21,647,000        21,737,0000
                                                ------------       ------------

See accompanying notes to consolidated financial statements

            TELETRAK ADVANCED TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        Six Months Ended
                                                         June 30, 1997
                                                         -------------

                                                      1997           1996
                                                      ----           ----

Net cash provided (used)
by operating activities                             $    --        $  (137)

Cash and cash equivalents at
beginning of period                                 $    --        $   296
                                                    -------        -------
Cash and cash equivalents at
end of period                                       $    --        $   159
                                                    -------        -------

See accompanying notes to consolidated financial statements

            TELETRAK ADVANCED TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1) The accompanying consolidated financial statements are unaudited, but in the opinion of the Company's management, include all judgements (consisting of normal recurring accurals) necessary for a fair presentation of financial position and results of operations.

2) As of June 30, 1997, the Company was indebted to Helm Resources, Inc. in the amount of $895,567 for which Helm agreed to accept 3,582,268 shares of common stock valued at $.25 per share in full settlement and the 1,000,000 1991 Series A preferred shares held by Helm were converted into 5,000,000 common shares at the conversion price of $.20. Helm also agreed to indemnify the Company for any existing liabilities.

3) Helm Resources Inc. is the owner of 57% of the Company's common stock. In addition, Helm holds warrants to purchase 2,500,000 shares of common stock at $.20 per share which expire in December 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

At the present time, the Company has no operating assets or operations. Management is engaged in efforts to locate additional businesses or operations in related or unrelated enterprises which could be merged into or acquired by the Company. No assurance can be given, however, that management will be successful in these efforts.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              TELETRAK ADVANCED TECHNOLOGY
                                              SYSTEMS, INC.


Date:  August 12, 1997                        By: Joseph J. Farley
                                                  ----------------
                                                  Joseph J. Farley,
                                                  President


Date:  August 12, 1997                        By: Scott Altman
                                                  ----------------
                                                  Scott Altman, Treasurer
                                                  Chief Accountant and
                                                  Principal  Financial
                                                  Officer