Form 10QSB
period 1997-09-30
TELETRAK ADVANCED TECHNOLOGY SYSTEMS INC
filed 1997-11-05
CIK 722828

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB



                   Quarterly Report Under Section 13 or 15 (b)
                     of the Securities Exchange Act of 1934

                      For Quarter Ended: September 30, 1997

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

              Indicate by check mark whether the registrant (1) has
              filed all reports required to be filed by Section 13
           or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the
             registrant was required to file such reports), and (2)
            has been subject to such filing requirements for the past
                                    90 days.


                               YES      X            NO

               At November 3, 1997, there were 30,229,268 shares
                   of the Company's common stock outstanding.

                                       INDEX                                       PAGE
                                                                                   ----
PART I.  FINANCIAL INFORMATION

         Item  1.          Consolidated Financial Statements

                           Consolidated Balance Sheet as of
                           September 30, 1997                                       3

                           Consolidated Statements of Operations
                           for the Three Months Ended
                           September 30, 1997 and September 30, 1996.               4


                           Consolidated Statements of Operations
                           for the Nine Months Ended
                           September 30, 1997 and September 30, 1996.               5


                           Consolidated Statements of Cash Flows
                           For the Nine Months Ended
                           September 30, 1997 and September 30, 1996                6

                           Notes to Consolidated Financial
                           Statements                                               7

         Item 2.           Management's Discussion and
                           Analysis of Financial Condition and
                           Results of Operations                                    8

            TELETRAK ADVANCED TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET

                               SEPTEMBER 30, 1997

                                     ASSETS

ASSETS                                                            $        --
                                                                  -----------


                      LIABILITIES AND STOCKHOLDER'S EQUITY


LIABILITIES                                                                --
                                                                  -----------



STOCKHOLDER'S EQUITY:
Preferred Stock
         $.01 par value; 20,000,000
         shares authorized                                                 --
Common Stock, $.01 par value;
         80,000,000 shares authorized;
         30,229,268 shares issued and
         outstanding                                                  302,293
Additional paid-in capital                                          7,058,550
Deficit                                                            (7,360,843)
                                                                  -----------

TOTAL STOCKHOLDERS' EQUITY                                                 --
                                                                  -----------

                                                                  $        --
                                                                  -----------

See accompanying notes to consolidated financial statements

            TELETRAK ADVANCED TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARY


                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                          Three Months Ended
                                          September 30, 1997
                                          ------------------
                                       1997               1996
                                       ----               ----
REVENUES                            $        --       $        --
                                    -----------       -----------

EXPENSES:
General and Administrative                   --             4,150
Interest expense (affiliates)                --             2,750
                                    -----------       -----------

         Total expenses                      --             6,900
                                    -----------       -----------

NET LOSS                            $        --        $   (6,900)
                                    -----------       -----------

LOSS PER SHARE                      $        --       $        --
                                    -----------       -----------

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING            30,229,000        21,737,000
                                    -----------       -----------


See accompanying notes to consolidated financial statements

            TELETRAK ADVANCED TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                             Nine months ended
                                            September 30, 1997
                                            ------------------
                                         1997                1996
                                         ----                ----
                                     $          -        $          -
                                     ------------        ------------
REVENUES

EXPENSES:
General and Administrative                  5,050              12,450
Interest expense  (affiliates)              2,750               8,250
                                     ------------        ------------

         Total expenses                     7,800              20,700
                                     ------------        ------------

NET LOSS                             $     (7,800)       $    (20,700)
                                     ------------        ------------

LOSS PER SHARE                       $         --        $         --
                                     ------------        ------------

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING              24,508,000         21,737,0000
                                     ------------        ------------


See accompanying notes to consolidated financial statements

            TELETRAK ADVANCED TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            Nine Months Ended
                                           September 30, 1997
                                           ------------------
                                         1997                1996
                                         ----                ----
Net cash provided
by operating activities            $           --       $           --

Cash and cash equivalents at
beginning of period                $           --       $           --
                                   --------------       --------------

Cash and cash equivalents at
end of period                      $           --       $           --
                                   --------------       --------------


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

2) As of June 30, 1997, the Company was indebted to Helm Capital Group, Inc. (formerly known as Helm Resources, Inc.) in the amount of $895,567 for which Helm agreed to accept 3,582,268 shares of common stock valued at $.25 per share in full settlement; and the 1,000,000 1991 Series A preferred shares held by Helm were converted into 5,000,000 common shares at the conversion price of $.20. Helm also agreed to indemnify the Company for any existing liabilities.

3) Helm is the owner of 61% of the Company's common stock. In addition, Helm holds warrants to purchase 2,500,000 shares of common stock at $.20 per share which expire in December 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


At the present time, the Company has no operating assets or operations.

In October 1997, the Company reported that it had signed a letter of intent to merge a subsidiary with Advanced Environment Systems, Inc. ("AES") of Webster, Massachusetts.

The transaction is conditioned upon the completion of due diligence, the negotiation and execution of a definitive agreement and the receipt of any required regulatory and third party approvals.

Under the transaction, AES will become a wholly owned subsidiary of Teletrak, and the existing AES stockholders will receive shares of Teletrak common stock in exchange for their AES stock. Immediately prior to the transaction, Teletrak will effect a reverse stock split and recapitalization, and change its name to Teletrak Environmental Systems, Inc., which will have approximately 7.5 million common shares outstanding immediately following the transaction.

AES, a privately held company, specializes in the manufacture, distribution and licensing of industrial "mucking pumps" and related equipment. The design of these pumps, based upon jet pump technology, makes this equipment a highly effective portable tool for the removal of granular wet or dry materials (including sludge, scale and slurries) -- particularly for environmental cleanup of hazardous matter such as asbestos and lead. The motive power, compressed air pressurized liquid, provides operating flexibility for hopper loading, vacuum cleaning and submersible application, as well as the ability to collect and transport materials over long distances. With no moving parts, the AES pump is designed to be virtually maintenance free and to require no skilled labor to operate. In 1997, AES expects to achieve revenues of approximately $2 million and to be profitable for the year.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                 TELETRAK ADVANCED TECHNOLOGY
                                 SYSTEMS, INC.



Date:  November 3, 1997                       By:     /s/ Joseph J. Farley
                                                      -------------------------
                                                      Joseph J. Farley,
                                                      President

Date:  November 3, 1997                       By:     /s/ Scott Altman
                                                      -------------------------
                                                      Scott Altman, Treasurer
                                                      Chief Accountant and
                                                      Principal Financial
                                                      Officer