Form 10KSB40
period 1997-12-31
TELETRAK ADVANCED TECHNOLOGY SYSTEMS INC
filed 1998-03-25
CIK 722828

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                   FORM 10-KSB

[XX] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 [Fee Required]
     For Fiscal Year Ended December 31, 1997 or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 [No Fee Required]

     For the transition period                to                  .

Commission File No. 0-13670
                   TELETRAK ADVANCED TECHNOLOGY SYSTEMS, INC.
                 (Name of Small Business Issuer in Its Charter)

           Delaware                                    13-3187778
 (State of other jurisdiction of                      (IRS Employer
  incorporation or organization)                      Identification
                                                           Number)

       537 Steamboat Road
       Greenwich, Connecticut                               06830
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

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or in any amendment to this Form 10-KSB. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant at March 9, 1998 was approximately $273,281 based on the average of the bid and asked prices as reported by the NASD Electronic Bulletin Board. For these purposes, the term "affiliates" is deemed to mean the officers and directors of the registrant and Helm Capital Group, Inc.

The registrant's revenues for the year ended December 31, 1997 were $0.
At March 9, 1998 there were 30,229,268 shares of common stock outstanding. Documents Incorporated by Reference: None
Transitional Small Business Format:   Yes   No X

PART I

ITEM 1.  BUSINESS

Teletrak Advanced Technology Systems, Inc. (herein "Teletrak" or the "Company"), a Delaware corporation, was organized in January 1983 as a wholly-owned subsidiary of Helm Capital Group, Inc. ("Helm") to develop and market computer software products. Helm is the owner of 61.2% of the common stock. At the present time, the Company has no operating assets or operations.

Teletrak has been an inactive public company for several years. Historically, the Company's principal business activity had been the marketing of optical data software and the development of enhancements thereto to provide mass data storage capability in multimedia applications that combine data, voice, image and text on mass storage erasable and nonerasable optical disks (the "System"). In 1993, the Company assigned to an Atlanta-based corporation all of its rights to sell, manufacture, develop and distribute its products in exchange for a royalty, while retaining title, copyright and other proprietary rights to the System. As a result of this assignment of rights, in 1993 the Company classified its activities related to the marketing and development of the System as discontinued operations. To date, no significant revenues have been derived from the assignment of revenues, and the Company does not anticipate that it will receive any significant revenues from this arrangement in the future. In addition, at the present time, the technology of the System is obsolete.

Recent Developments

In September 1997, the Company signed a letter of intent to combine Teletrak with Advanced Environmental Systems, Inc. ("AES") of Webster, Massachusetts (the "Merger"). Under the transaction, AES will merge into a wholly owned subsidiary of the Company, and the existing AES stockholders will receive shares of Teletrak common stock in exchange for their AES stock. Immediately prior to the transaction, Teletrak will effect a reverse stock split and recapitalization, and change its name to Teletrak Environmental Systems, Inc., which will have approximately 7.5 million common shares outstanding immediately following the transaction. The transaction is subject to the negotiation and execution of a definitive agreement of merger. No assurance can be given that such agreement will be completed or that the Merger will be consummated.

AES, a privately held company, specializes in the manufacture, distribution and licensing of industrial "mucking pumps" and related equipment. The design of these pumps, based upon jet pump technology, makes this equipment a highly effective portable tool for the removal of granular wet or dry materials (including sludge, scale and slurries) -- particularly for environmental cleanup of hazardous matter such as asbestos and lead. The motive power, compressed air or pressurized liquid, provides operating flexibility for hopper loading, vacuum cleaning and submersible application, as well as the ability to collect and transport materials over long distances. With no moving parts, the AES pump is designed to be virtually maintenance free and to require no skilled labor to operate. More than 1,000 pumps are in use today in a wide range of industries, including power plants, steel mills and foundries, oil refineries, chemical and petrochemical plants, food processing facilities, shipyards and marine vessel operators and water treatment plants. In 1997, AES had revenues of approximately $1,300,000 and a net loss for the year in the amount of approximately $460,000.

Helm, the holder of 61.2% of Teletrak's common stock, and management, the holder of an additional 14.8% of Teletrak's common stock, have voted in favor of the reverse stock split and recapitalization and the name change. After the Merger, Helm will be a minority stockholder.

                                ----------------

During 1997 and 1996, the Company realized no revenues, and a net loss of $7,800 and $27,600, respectively.

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

ITEM 3.  LEGAL PROCEEDINGS: None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS: None.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

(a) MARKET INFORMATION

The following table sets forth the bid and ask prices for the Company's common stock for the prior two year period:

                  Ask          Bid
                  ---          ---
1997

First Quarter    $.01         $.015
Second Quarter    .01          .015
Third Quarter     .04          .02
Fourth Quarter    .07          .03125

1996

First Quarter    $.02         $.005
Second Quarter    .04          .01
Third Quarter     .04          .015
Fourth Quarter    .04          .04

The ask and bid prices cited herein for 1997 and 1996 have been obtained from the Electronic Bulletin Board quotation system of the NASD.

At March 9, 1998, the bid and ask prices for the Company's common stock, as obtained from the Electronic Bulletin Board of the NASD, were $.04 and $.035, respectively.

(b) HOLDERS

The Company is advised by American Stock Transfer & Trust Company, its transfer agent, that there were approximately 300 holders of record of the Company's common stock at March 15, 1998.

(c) DIVIDEND POLICY

The Company has never paid any dividends. Since the Company is inactive, it will not pay any cash dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

1997 COMPARED TO 1996

At the present time, the Company has no operating assets or operations.

In October 1997, the Company reported that it had signed a letter of intent to merge a subsidiary with Advanced Environmental Systems, Inc. ("AES") of Webster, Massachusetts. This transaction is conditioned upon the completion of due diligence, the negotiation and execution of a definitive agreement and the receipt of any required regulatory and third party approvals. Under the transaction, AES will become a wholly owned subsidiary of the Company, and the existing AES stockholders will receive shares of Teletrak common stock in exchange for their AES stock. Immediately prior to the transaction, Teletrak will effect a reverse stock split and recapitalization, and change its name to Teletrak Environmental Systems, Inc., which will have approximately 7.5 million common shares outstanding immediately following the transaction.

AES, a privately held company, specializes in the manufacture, distribution and licensing of industrial "mucking pumps" and related equipment. The design of these pumps, based upon jet pump technology, makes this equipment a highly effective portable tool for the removal of granular wet or dry materials (including sludge, scale and slurries) -- particularly for environmental cleanup of hazardous matter such as asbestos and lead. The motive power, compressed air or pressurized liquid, provides operating flexibility for hopper loading, vacuum cleaning and submersible application, as well as the ability to collect and transport materials over long distances. With no moving parts, the AES pump is designed to be virtually maintenance free and to require no skilled labor to operate. In 1997, AES had revenues of approximately $1,300,000 and a net loss for the year in the amount of approximately $460,000.

Helm, the holder of 61.2% of Teletrak's common stock, and management, the holder of an additional 14.8% of Teletrak's common stock, have voted in favor of the reverse stock split and recapitalization and the name change. After the Merger, Helm will be a minority stockholder.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company financed its operations and operating deficits with advances from Helm. During 1997, Helm made no advances to the Company.

In August 1997, the Company issued 3,582,268 shares of common stock to Helm in extinguishment of $895,567 of indebtedness owing to Helm, and 5,000,000 shares of common stock to Helm upon conversion of 1,000,000 shares of outstanding preferred stock held by Helm at $.20 per share.

There can be no assurance that Helm will provide any additional financing to the Company other than in connection with minimal ongoing corporate expenses. Upon consummation of the Merger with AES, it is expected that the Company's ongoing corporate expenses will be satisfied out of the operations of AES. No assurance can be given, however, that the Merger will be completed, that AES will be profitable or that its cash flow will be sufficient to pay these expenses as they are incurred. If the Merger is not consummated, management will continue in its efforts to find another suitable merger or combination candidate for the Company.

ITEM 7.  FINANCIAL STATEMENTS

The financial statements required by this item are set forth herein at the page numbers indicated below:

                                                      Page Number
                 Statement in Lieu
                 Accountant's Report ...................   12

                 Consolidated Balance Sheet at
                 December 31, 1997 .....................   13

                 Consolidated Statements of Operations
                 for the years ended December 31, 1997
                 and 1996 ..............................   14

                 Consolidated Statements of Stockholders'
                 Deficiency for the years ended
                 December 31, 1997 and 1996 ............   15

                 Consolidated Statements of Cash Flows
                 for the years ended December 31, 1997
                 and 1996 ..............................   16

                 Notes to Consolidated Financial
                 Statements ............................   17


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No change in accountants or disagreements requiring disclosure pursuant to applicable regulations took place during the Company's two most recent fiscal years.

BDO Seidman was not engaged to perform an audit of the 1997 Financial Statements as pursuant to Paragraph 210.3-11 of Regulation S-X promulgated by the Securities and Exchange Commission, audited financial statements are not required to be included in the Company's Annual Report on Form 10-KSB due to its status as an inactive registrant.

                                    PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The directors and executive officers of the Company at December 31, 1997 are set forth below. The directors serve and the nominees serve, if and when elected, until the next annual shareholders' meeting and until their successors are elected and qualified. The Company believes that during 1997 all filing requirements applicable to its directors and officers, and the beneficial owners of more than 10% of the Company's equity securities, under Section 16 of the Securities Exchange Act of 1934 were complied with.

Name, Principal Occupation Over the Past Five             Director of
Years and Other Directorships of Individual        Age     Company
Since

Herbert M. Pearlman ............................   65       1983

Mr. Pearlman has been the Chairman of the Board of Directors of the Company since March l983. Since 1980, he has served as President, Chief Executive Officer and Chairman of the Board of Directors of Helm Capital Group, Inc. ("Helm"), a public holding company. Since March l984, Mr. Pearlman has been Chairman of InterSystems, Inc. ("ISI"), a public company engaged in providing custom compounding and packaging and distribution services to the thermoplastic resin industry, and in the manufacture and sale of sampling and weighing devices to the agricultural and other industries. Mr. Pearlman is Chairman of the Board of Directors of Seitel, Inc. ("Seitel"), a public company engaged in acquiring and marketing seismic information to the oil and gas industry. In March 1990, he became Chairman of the Board of Directors of Unapix Entertainment, Inc. ("Unapix"), which is engaged in marketing and distributing films and television products.

Joseph J. Farley ................................. 75       1983

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

David S. Lawi ................................... 62        1983

Mr. Lawi has been Secretary of the Company since January 1983, Secretary and a Director of Helm since l980, a Director and the Secretary of ISI since March l984 and Chairman of its Executive Committee since 1986, and a Director of Seitel since 1982. In 1989 he was elected Chairman of Seitel's Executive Committee. In 1990 he became a Director and Secretary-Treasurer of Unapix.

William Lerner ................................  64         1985

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

Daniel T. Murphy ..............................  59         1988

Mr. Murphy served as Executive Vice President and Chief Financial Officer of ISI from July 1985 until September 1997. He became a Director of ISI in October 1986. Mr. Murphy joined Helm in May 1984 as Vice-President and Chief Financial Officer, and in 1992 he became Executive Vice President--Finance. In January 1996, he was appointed Chief Financial Officer and Vice President of Unapix.

Scott Altman .................................   35           --

Mr. Altman joined Helm in September 1987, and he was appointed Treasurer of the Company in August 1988.

Effective upon completion of the Merger, Messrs. Pearlman, Lawi, Lerner, Farley and Altman will resign from all positions with the Company.

ITEM l0:  EXECUTIVE COMPENSATION

For the fiscal year ended December 3l, l997, no compensation was paid to the Company's Chief Executive Officer or to any other executive officer. The Company's outside directors received no cash fees during l997. Since the Company has no operations, during 1997 only limited management services were rendered to the Company including the analysis of possible merger or acquisition candidates and accounting services.

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides information as of March 1, 1998, of each person who beneficially owned more that five (5%) percent of the Company's Common shares and by each current officer and director and all current officers and directors as a group. Messrs. Pearlman, Lawi, Lerner and Farley are directors, and Mr. Murphy is an officer, of Helm, the Company's principal stockholder. Except as otherwise indicated, each named holder has, to the best of the Company's knowledge, sole voting and investment power with respect to the shares indicated.

NAME AND ADDRESS OF               COMMON STOCK           PERCENTAGE
BENEFICIAL OWNER                BENEFICIALLY OWNED     OF OUTSTANDING
----------------                ------------------     --------------
Helm Capital Group, Inc.           21,030,126(1)             61.2%
537 Steamboat
Road Greenwich, CT  06830

CURRENT OFFICERS AND DIRECTORS:
Herbert M. Pearlman                 2,215,475(2)             5.7%
Chairman of the Board**

Joseph J. Farley                    1,683,833(3)             4.5%
Chief Executive Officer;
President, Director **

David S. Lawi                       1,564,333(4)             4.4%
Secretary, Director **

William Lerner                         48,000                *
423 East Beau Street
Washington, PA 15301
Director

Daniel T. Murphy                       80,000(5)             *
Director **

All Current Officers
and Directors as a
group (5 persons)                   5,591,641(6)            14.8%
----------------


* Less than 1%

** Address is 537 Steamboat Road, Greenwich, CT  06830

(l) Includes 2,500,000 shares which may be acquired within 60 days upon the exercise of common stock purchase warrants expiring on December 31, 1999 exercisable at $.20 per share (the "1999 Warrants").

(2) Includes 400,000 shares that may be acquired within 60 days upon exercise of outstanding common stock purchase warrants expiring on July 31, 1998 at $.20 per share (the "1998 Warrants") and 105,000 1999
        Warrants.

(3)     Includes 200,000 1998 Warrants and 37,500 1999 Warrants.

(4)     Includes 300,000 1998 Warrants and 37,500 1999 Warrants.

(5)     Includes 50,000 1998 Warrants.

ITEM l2:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Helm is the owner of 61.2% of the Company's outstanding common stock. Historically, the Company financed its operations and operating deficits with advances from Helm. Since 1996, Helm has made no advances to the Company, although financial and accounting services are provided by Helm to the Company. During 1997 and 1996, no transactions were entered into between Helm and the Company, or the current directors and officers, on the one hand, and the Company, on the other hand, involving in excess of $60,000 except that in August 1997 the Company issued 3,582,268 shares of common stock to Helm in extinguishment of $895,567 of indebtedness owing to Helm, and 5,000,000 shares of common stock to Helm upon conversion of 1,000,000 shares of outstanding preferred stock at $.20 per share.

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

         3.3 Certificate of Amendment to Certificate of Incorporation filed August 4, 1989 [incorporated by reference to exhibit 3.2A to Registration Statement No.2-30374 on Form S-2]

         3.4 Certificate of Amendment to Certificate of Incorporation filed January 30, 1992 [incorporated by reference to exhibit 3.4 to the Registrant's 1991 Form 10-K]

         3.5 By-laws of the Registrant [incorporated by reference to exhibit
3.34 to Form S-1]

   4.1 Form of Common Stock Purchase Warrant issued to subscribers in 1991 Private Placement [incorporated by reference to Exhibit 4.4 to the Registrant's 1991 10-K]

   4.2 Form of Common Stock Purchase Warrant issued to Helm Resources, Inc. concurrently with the debt-preferred equity exchange [incorporated by reference to Exhibit 4.5 to the Registrant's 1991 10-K]


(B) Reports on Form 8-K: None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the Town of Greenwich, State of Connecticut, on the 25th day of March, 1998.



                                      TELETRAK ADVANCED TECHNOLOGY SYSTEMS, INC.


                                       BY:/s/ Joseph J. Farley
                                          ---------------------------
                                          JOSEPH J. FARLEY, President


                                       BY:/s/ Scott Altman
                                          ---------------------------
                                          SCOTT ALTMAN, Treasurer,
                                          Chief Accountant and
                                          Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Herbert M. Pearlman         Chairman of the         March  25, 1998
------------------------
Herbert M. Pearlman            Board of Directors

/s/ Joseph J. Farley           President, Director     March  25, 1998
------------------------
Joseph J. Farley

/s/ David S. Lawi              Secretary, Director     March  25, 1998
------------------------
David S. Lawi

/s/ William Lerner             Director                March  25, 1998
------------------------
William Lerner

/s/ Daniel T. Murphy           Director                March  25, 1998
------------------------
Daniel T. Murphy

           TELETRAK ADVANCED TECHNOLOGY SYSTEMS, INC., AND SUBSIDIARY

                    STATEMENT IN LIEU OF ACCOUNTANT'S REPORT

The Company qualifies as an inactive registrant under the provisions of Paragraph 210.3-11 of Securities and Exchange Commission Regulation S-X which provides that the financial statements required for reports pursuant to the Securities Exchange Act of 1934 may be unaudited.

            TELETRAK ADVANCED TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 1997

                                     ASSETS

ASSETS                                                              $        --
                                                                     ----------

                      LIABILITIES AND STOCKHOLDERS' EQUITY


LIABILITIES                                                         $        --
                                                                     ----------

STOCKHOLDERS' EQUITY:
Preferred Stock
         $.01 par value; 20,000,000
         shares authorized; none
         issued and outstanding
Common Stock;
         $.01 par value; 80,000,000
         shares authorized; 30,229,268
         shares issued and outstanding                              $   302,293
Additional paid-in capital                                            7,058,550
Deficit                                                              (7,360,843)
                                                                     ----------

TOTAL STOCKHOLDERS' EQUITY                                          $        --
                                                                     ----------

           See accompanying notes to consolidated financial statements

            TELETRAK ADVANCED TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF OPERATIONS


                                           YEAR ENDED DECEMBER 31,
                                              1997          1996
                                              ----          ----
REVENUES                                  $        --    $        --

EXPENSES:
General and Administrative                      5,050         16,600
Interest Expense (Affiliates)                   2,750         11,000
                                           ----------     ----------

Total Expenses                                  7,800         27,600
                                           ----------     ----------

NET LOSS                                  $    (7,800)   $   (27,600)
                                           ----------     ----------

LOSS PER SHARE                            $        --    $        --
                                           ----------     ----------

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING
                                           24,508,000     21,715,000
                                           ----------     ----------


           See accompanying notes to consolidated financial statements

           TELETRAK ADVANCED TECHNOLOGY SYSTEMS, INC., AND SUBSIDIARY

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

                          Year Ended December 31, 1997

                                                                                 PAID-IN
                      PREFERRED STOCK              COMMON  STOCK                 CAPITAL        DEFICIT          TOTAL
                          SHARES         AMOUNT       SHARES         AMOUNT
January 1, 1997          1,000,000    $    10,000    21,647,000   $  216,470   $ 6,005,480    $(7,353,043)   $(1,121,093)

Conversion of
preferred stock         (1,000,000)       (10,000)    5,000,000       50,000       (40,000)          --             --

Shares issued in
connection with
extinguishment of
indebtedness,
including reversal of
liabilities of
$233,326
indemnified by Helm           --             --       3,582,268       35,823     1,093,070          --         1,128,893

NET LOSS                      --             --            --           --            --           (7,800)        (7,800)
                         ---------    -----------    ----------   ----------   -----------    -----------    -----------
December 31, 1997             --             --      30,229,268   $  302,293   $ 7,058,550    $(7,360,843)   $      --
                         =========    ===========    ==========   ==========   ===========    ===========    ===========


           See accompanying notes to consolidated financial statements

            TELETRAK ADVANCED TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                        YEAR ENDED
                                                                        DECEMBER 31,

                                                                       1997      1996
                                                                       ----      ----
CASH FLOWS FROM OPERATING ACTIVITIES:

         Net Loss                                                   $ (7,800)   $(27,600)
         Adjustments to reconcile net loss
          to net cash used in operating activities:
         Interest Expense, noncash                                      --        11,000
         Increase (Decrease) in:
            Accounts payable and accrued expenses                      2,800       7,600
            Due to Helm                                                5,000       9,000
                                                                    --------    --------

                                                                       7,800      27,600
                                                                    --------    --------
                           Net cash used in operating  activities       --          --

CASH, BEGINNING OF YEAR                                             $   --      $   --
                                                                    --------    --------

CASH, END OF YEAR                                                   $   --      $   --
                                                                    ========    ========


NONCASH TRANSACTIONS:

         The Company issued 3,582,268 shares of common stock in August 1997 in connection with the extinguishment of indebtedness.


           See accompanying notes to consolidated financial statements

           TELETRAK ADVANCED TECHNOLOGY SYSTEMS, INC., AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Teletrak Advanced Technology Systems, Inc., was incorporated in Delaware on January 5, 1983. Its principal business activity was the sale of a proprietary software system that utilized optical disk technology. This business was discontinued in October 1993 upon the Company's licensing of the rights to this software to an unrelated third party.

The consolidated financial statements include the accounts of Teletrak Advanced Technology Systems, Inc., and its subsidiary (the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company is a subsidiary of Helm Capital Group, Inc., ("Helm"), a publicly-held company whose shares are listed on the American Stock Exchange. Helm owns 61.2% of the Company's outstanding common stock. The Company has been inactive for several years.

In September 1997, the Company signed a letter of intent to combine with Advanced Environmental Systems, Inc., ("AES") of Webster, Massachusetts (the "Merger"). Under the transaction, AES will merge into a wholly owned subsidiary of the Company, and the existing AES stockholders will receive shares of Teletrak common stock in exchange for their AES stock. Immediately prior to the transaction, Teletrak will effect a reverse stock split and recapitalization, and change its name to Teletrak Environmental Systems, Inc., which will have approximately 7.5 million common shares outstanding immediately following the transaction. The transaction is subject to the negotiation and execution of a definitive agreement of merger. No assurance can be given that the merger will be completed. If the merger is not completed, management will continue in its efforts to locate a suitable merger or combination candidate for the Company.

NOTE 2 - RELATED PARTY TRANSACTIONS

Helm is the owner of 61.2% of the Company's outstanding common stock. Historically, the Company financed its operations and operating deficits with advances from Helm. Since 1996, Helm has made no advances to the Company, although financial and accounting services are provided by Helm to the Company. During 1997 and 1996, no transactions were entered into between Helm and the Company, or the current directors and offers, on the one hand, and the Company, on the other hand, involving in excess of $60,000 except that in August 1997 the Company issued 3,582,268 shares of common stock to Helm in extinguishment of $895,567 of indebtedness owing to Helm, and 5,000,000 shares of common stock to Helm upon conversion of 1,000,000 shares of outstanding preferred stock at $.20 per share. Helm also agreed to indemnify the Company for any existing liabilities.

           TELETRAK ADVANCED TECHNOLOGY SYSTEMS, INC., AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (CONTINUED)

NOTE 3 - STOCKHOLDERS' DEFICIENCY

         (a)      Common Stock

         In 1996, one of the company's officers forfeited 60,000 shares of common stock and warrants to purchase 30,000 shares of common stock as consideration for the cancellation of $10,000 principal amount of the notes and another officer forfeited 30,000 shares of common stock and warrants to purchase 15,000 shares of common stock as consideration for cancellation of $5,000 principal amount of notes.

         In August 1997, the Company issued 3,582,268 shares of common stock to Helm in extinguishment of $895,567 of indebtedness owing to Helm, and 5,000,000 shares of common stock to Helm at $.20 per share upon conversion of 1,000,000 shares of preferred stock.

         (b)       Preferred Stock

         The Company has authorized 20,000,000 shares of Preferred Stock and at December 31, 1997, no shares of preferred stock were outstanding. The Board of Directors has the power to issue the Preferred Stock in series and to specify the relative rights and designation of each series.

         In August 1997 Helm converted 1,000,000 shares of the Company's only outstanding series of preferred stock at $.20 per share into 5,000,000 shares of common stock.

         (c)      Warrants

         At December 31, 1997, warrants to purchase common stock are outstanding as follows:

Issued             Expire                  Shares         Price per Share
------             ------                  ------         ---------------
August 1988        July 1998            1,000,000(1)           $.20

June 1991          December 1999        2,500,000(2)            .20

September 1991     December 1999          180,000(1)            .20
                                        ---------
                                        3,680,000
                                        =========

(1)      Held by management.

(2)      Held by Helm Capital Group, Inc.

           TELETRAK ADVANCED TECHNOLOGY SYSTEMS, INC., AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (CONTINUED)

 (d)     Reserved Shares

         Shares reserved for future issuances as of December 31, 1997 are as follows:


                                                       AMOUNT
                                                       ------
         Warrants to purchase common stock            3,680,000
                                                      =========

NOTE 4 - INCOME TAXES

At December 31, 1997, the Company has approximately $7,200,000 of net loss carry-forwards for income tax purposes, which expire in years from 1998 through 2009. These losses may be subject to certain limitations. The deferred tax benefits resulting from these carry-forwards approximate $2,880,000 and a valuation reserve of that amount has been established since the realization of such benefit can not be predicted.