Form 10QSB
period 1998-03-31
TELETRAK ADVANCED TECHNOLOGY SYSTEMS INC
filed 1998-05-07
CIK 722828

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15 (b)
                     of the Securities Exchange Act of 1934

                        For Quarter Ended: March 31, 1998

                         Commission File Number: 0-13670

                   TELETRAK ADVANCED TECHNOLOGY SYSTEMS, INC.
              (Exact name of registrant as specified in character)

Delaware                                         13-3187778
------------------------------               -----------------
State or other jurisdiction of                  IRS Employer
Incorporation or organization                Identification No.

537 Steamboat Road
Greenwich, Connecticut                              06830
------------------------------               -----------------
                                  203-629-1400
                                  ------------
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrants (1) has filed all reports required to be filed by section 13 of 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           YES  X            NO
                               ---              ---

At May 1, 1998, there were 30,229,268 shares of the Company's common stock outstanding.

                                      INDEX

                                                                            PAGE

PART I. FINANCIAL INFORMATION

         Item 1.  Consolidated Financial Statements

                  Consolidated Balance Sheet as of March 31, 1998              3

                  Consolidated Statements of Operations For the Three Months
                  Ended March 31, 1998, and March 31, 1997                     4

                  Consolidated Statements of Cash Flows For the Three Months
                  Ended March 31, 1998, and March 31, 1997                     5

                  Notes to Consolidated Financial Statements                   6

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                          7

            TELETRAK ADVANCED TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET

                                 MARCH 31, 1998

                                     ASSETS
ASSETS                                                              $        --
                                                                    -----------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES                                                         $        --
                                                                    -----------
STOCKHOLDERS' EQUITY:
Preferred Stock
         $.01 par value; 20,000,000
         shares authorized; none
         issued and outstanding
Common Stock;
         $.01 par value; 80,000,000
         shares authorized; 30,229,268
         shares issued and outstanding                              $   302,293
Additional paid-in capital                                            7,058,550
Deficit                                                              (7,360,843)
                                                                    -----------
TOTAL STOCKHOLDERS' EQUITY                                          $        --
                                                                    -----------
TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                                           $        --
                                                                    -----------

See accompanying notes to consolidated financial statements

            TELETRAK ADVANCED TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        Three Months Ended
                                                             March 31,

                                                    1998                 1997
                                                 -----------         -----------
REVENUES                                         $        --         $        --
                                                 -----------         -----------
EXPENSES:
General and Administrative                                --               4,150
Interest Expense (affiliates)                             --               2,750
                                                 -----------         -----------
         Total Expenses                                   --               6,900
                                                 -----------         -----------
NET LOSS                                         $        --         $     6,900
                                                 -----------         -----------
LOSS PER SHARE
         Basic and Diluted                       $        --         $        --
                                                 -----------         -----------
WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING                    30,229,268          21,647,000
                                                 ===========         ===========

See accompanying notes to consolidated financial statements

            TELETRAK ADVANCED TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               Three Months Ended
                                                                    March 31,
                                                               1998         1997
                                                               ----         ----
Net cash provided (used) by
     operating activities                                      $ --         $ --

Cash and cash equivalents at
     beginning of period                                         --           --
                                                               ----         ----
Cash and cash equivalents at
     end of period                                             $ --         $ --
                                                               ====         ====

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

2) Helm Capital Group Inc. is the owner of 61.2% of the Company's common stock.

3) In September 1997, the Company signed a letter of intent to combine with Advanced Environment Systems, Inc., ("AES") of Webster, Massachusetts (the "Merger"). Under the transaction, AES will merge into a wholly owned subsidiary of the Company, and the existing AES stockholders will receive shares of Teletrak common stock in exchange for their AES stock. Immediately prior to the transaction, Teletrak will effect a reverse stock split and recapitalization, and change its name to Teletrak Environmental Systems, Inc., which will have approximately 7.5 million common shares outstanding immediately following the transaction. The transaction is subject to the negotiation and execution of a definitive agreement of merger. No assurance can be given that the merger will be completed. If the merger is not completed, management will continue its efforts to locate a suitable merger or combination candidate for the Company.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

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

AES, a privately held company, specializes in the manufacture, distribution and licensing of industrial "mucking pumps" and related equipment. The design of these pumps, based upon jet pump technology, makes this equipment a highly effective portable tool for the removal of granular wet or dry materials (including sludge, scale and slurries) -- particularly for environmental cleanup of hazardous matter such as asbestos and lead. The motive power, compressed air or pressurized liquid, provides operating flexibility for hopper loading, vacuum cleaning and submersible applications, as well as the ability to collect and transport materials over long distances. With no moving parts, the AES pump is designed to be virtually maintenance free and to require no skilled labor to operate. In 1997, AES had revenues of approximately $1,300,000 and a net loss for the year in the amount of approximately $460,000.

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

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

                                                     TELETRAK ADVANCED
                                                     TECHNOLOGY SYSTEMS, INC.

Date:    May 4, 1998                        By:      Joseph J. Farley
                                                     ----------------
                                                     Joseph J. Farley,
                                                     President

Date:    May 4, 1998                        By:      Scott Altman
                                                     ------------
                                                     Scott Altman, Treasurer
                                                     Chief Accountant and
                                                     Principal Financial Officer