Form 10QSB
period 1998-06-30
TELETRAK ADVANCED TECHNOLOGY SYSTEMS INC
filed 1998-08-03
CIK 722828

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB


                   Quarterly Report Under Section 13 or 15 (b)
                     of the Securities Exchange Act of 1934


                        For Quarter Ended: June 30, 1998

                         Commission File Number: 0-13670

                   TELETRAK ADVANCED TECHNOLOGY SYSTEMS, INC.
              (Exact name of registrant as specified in character)


Delaware                                                       13-3187778

State or other jurisdiction of                                IRS Employer
Incorporation or organization                              Identification No.

537 Steamboat Road                                               06830
Greenwich, Connecticut

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

At July 28, 1998, there were 30,229,268 shares of the Company's common stock outstanding.

                                      INDEX


                                                                            PAGE
                                                                            ----

PART I.  FINANCIAL INFORMATION

     Item 1.  Consolidated Financial Statements

              Consolidated Balance Sheet as of
              June 30, 1998                                                   3

              Consolidated Statements of Operations
              For the Three Months Ended
              June 30, 1998, and June 30, 1997                                4

              Consolidated Statements of Operations
              For the Six Months Ended
              June 30, 1998, and June 30, 1997                                5

              Consolidated Statements of Cash Flows
              For the Six Months Ended
              June 30, 1998, and June 30, 1997                                6

              Notes to Consolidated Financial Statements                      7

     Item 2.  Management's Discussion and
              Analysis of Financial Condition and
              Results of Operations                                           8

            TELETRAK ADVANCED TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET

                                  JUNE 30, 1998

                                     ASSETS

ASSETS                                                              $      --
                                                                    -----------

                      LIABILITIES AND STOCKHOLDERS' EQUITY


LIABILITIES                                                         $      --
                                                                    -----------



STOCKHOLDERS' EQUITY:
Preferred Stock
            $.01 par value; 20,000,000
            shares authorized; none
            issued and outstanding
Common Stock;
            $.01 par value; 80,000,000
            shares authorized; 30,229,268
            shares issued and outstanding                           $   302,293
Additional paid-in capital                                            7,058,550
Deficit                                                              (7,360,843)

TOTAL STOCKHOLDERS' EQUITY                                          $      --
                                                                    -----------


TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                                           $      --
                                                                    ===========


See accompanying notes to consolidated financial statements

            TELETRAK ADVANCED TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                                      Three Months Ended
                                                           June 30,
                                                   1998                1997
                                               ------------        ------------
REVENUES                                       $       --          $       --
                                               ------------        ------------
EXPENSES:
General and Administrative                             --                   900
Interest Expense (affiliates)                          --                  --
                                               ------------        ------------

            Total Expenses                             --                   900

NET LOSS                                       $       --          $       (900)
                                               ============        ============

LOSS PER SHARE
            Basic and Diluted                  $       --          $       --
                                               ============        ============

WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING                   30,229,268          21,647,000
                                               ============        ============


See accompanying notes to consolidated financial statements

            TELETRAK ADVANCED TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                       Six Months Ended
                                                           June 30,

                                                    1998               1997
                                                ------------       ------------
REVENUES                                        $       --         $       --
                                                ------------       ------------

EXPENSES:
General and Administrative                              --                5,050
Interest Expense (affiliates)                           --                2,750
                                                ------------       ------------

            Total Expenses                              --                7,800
                                                ------------       ------------

NET LOSS                                        $       --         $     (7,800)
                                                ============       ============

LOSS PER SHARE
            Basic and Diluted                   $       --         $       --
                                                ============       ============

WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING                    30,229,268         21,647,000
                                                ============       ============


See accompanying notes to consolidated financial statements

            TELETRAK ADVANCED TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                               Six Months Ended
                                                                    June 30,
                                                              1998           1997
                                                              ----           ----
Net cash provided (used) by
     operating activities                                     $--            $--

Cash and cash equivalents at
     beginning of period                                       --             --
                                                              ----           ----

Cash and cash equivalents at
     end of period                                            $--            $--
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

3) On July 24, 1998, the Company signed an Agreement and Plan of Merger to combine with Advanced Environmental Systems, Inc., ("AES") of Webster, Massachusetts (the "Merger"). Under the transaction, AES will merge into a wholly owned subsidiary of the Company, and the existing AES stockholders will receive shares of Teletrak common stock in exchange for their AES stock. Immediately prior to the transaction, Teletrak will effect a reverse stock split and recapitalization, and change its name to Teletrak Environmental Systems, Inc., which will have approximately 7.5 million common shares outstanding immediately following the transaction. If the merger is not completed, management will continue its efforts to locate a suitable merger or combination candidate for the Company.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

                    THREE AND SIX MONTHS ENDED JUNE 30, 1998
              COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 1997

At the present time, the Company has no operating assets or operations.

On July 24, 1998, the Company signed an Agreement and Plan of Merger which provides for the merger of a subsidiary with Advanced Environmental Systems, Inc. ("AES") of Webster, Massachusetts. Under the transaction, AES will become a wholly owned subsidiary of the Company, and the existing AES stockholders will receive shares of Teletrak common stock in exchange for their AES stock. Immediately prior to the transaction, Teletrak will effect a reverse stock split and recapitalization, and change its name to Teletrak Environmental Systems, Inc., which will have approximately 7.5 million common shares outstanding immediately following the transaction.

AES, a privately held company, specializes in the manufacture, distribution and licensing of industrial "mucking pumps" and related equipment. The design of these pumps, based upon jet pump technology, makes this equipment a highly effective portable tool for the removal of granular wet or dry materials (including sludge, scale and slurries) -- particularly for environmental cleanup of hazardous matter such as asbestos and lead. The motive power, compressed air or pressurized liquid, provides operating flexibility for hopper loading, vacuum cleaning and submersible applications, as well as the ability to collect and transport materials over long distances. With no moving parts, the AES pump is designed to be virtually maintenance free and to require no skilled labor to operate. In 1997, AES had revenues of approximately $1,300,000 and a net loss for the year in the amount of approximately $460,000. For the six month periods ended June 30, 1998 and 1997, AES reported revenues of $836,686 and $453,694, respectively, and net income of $52,439 in the 1998 six month period and a loss of $194,736 in the 1997 six month period.

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




                                             TELETRAK ADVANCED
                                             TECHNOLOGY SYSTEMS, INC.



Date:       July 28, 1998                    By: Joseph J. Farley
                                                 ---------------------------
                                                 Joseph J. Farley,
                                                 President



Date:       July 28, 1998                    By: Scott Altman
                                                 ---------------------------
                                                 Scott Altman, Treasurer
                                                 Chief Accountant and
                                                 Principal Financial Officer