Form 10QSB
period 1998-09-30
TELETRAK ADVANCED TECHNOLOGY SYSTEMS INC
filed 1998-10-29
CIK 722828

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB


                   Quarterly Report Under Section 13 or 15 (b)
                     of the Securities Exchange Act of 1934


                      For Quarter Ended: September 30, 1998

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

                                  YES X    NO

         At October 28, 1998, there were 30,229,268 shares of the Company's common stock outstanding.

                                     INDEX


                                                                       PAGE

PART I.  FINANCIAL INFORMATION

         Item 1.   Consolidated Financial Statements

                   Consolidated Balance Sheet as of
                   September 30, 1998                                   3

                   Consolidated Statements of Operations
                   For the Three Months Ended
                   September 30, 1998, and September 30, 1997           4

                   Consolidated Statements of Operations
                   For the Nine Months Ended
                   September 30, 1998, and September 30, 1997           5

                   Consolidated Statements of Cash Flows
                   For the Nine Months Ended
                   September 30, 1998, and September 30, 1997           6

                   Notes to Consolidated Financial Statements           7

         Item 2.   Management's Discussion and
                   Analysis of Financial Condition and
                   Results of Operations                                8

            TELETRAK ADVANCED TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET

                               SEPTEMBER 30, 1998

                                     ASSETS


ASSETS
                                                                 $       --
                                                                 ----------

                      LIABILITIES AND STOCKHOLDERS' EQUITY


LIABILITIES
                                                                 $       --
                                                                 ----------



STOCKHOLDERS' EQUITY:
Preferred Stock
         $.01 par value; 20,000,000
         shares authorized; none
         issued and outstanding
Common Stock;
         $.01 par value; 80,000,000
         shares authorized; 30,229,268
         shares issued and outstanding                           $  302,293
Additional paid-in capital                                        7,058,550
Deficit                                                          (7,360,843)
                                                                 ----------


TOTAL STOCKHOLDERS' EQUITY                                       $     --
                                                                 ----------
TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                                        $     --
                                                                 ==========






See accompanying notes to consolidated financial statements

            TELETRAK ADVANCED TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                        Three Months Ended
                                           September 30,

                                        1998              1997
                                     ----------       -----------
REVENUES                             $     --         $      --
                                     ----------       -----------

EXPENSES:
General and Administrative                 --                --
Interest Expense (affiliates)              --                --
                                     ----------       -----------

         Total Expenses                    --                --
                                     ----------       -----------

NET LOSS                             $     --         $      --
                                     ==========       ===========

LOSS PER SHARE
         Basic and Diluted           $     --         $      --
                                     ==========       ===========

WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING       30,229,000        30,229,000
                                     ==========       ===========

See accompanying notes to consolidated financial statements

            TELETRAK ADVANCED TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                            Nine Months Ended
                                              September 30,

                                        1998               1997
                                     ----------       ------------
REVENUES                             $     --         $       --
                                     ----------       ------------

EXPENSES:
General and Administrative                 --                5,050
Interest Expense (affiliates)              --                2,750
                                     ----------       ------------

         Total Expenses                    --                7,800
                                     ----------       ------------

NET LOSS                             $     --         $     (7.800)
                                     ==========       ============

LOSS PER SHARE
         Basic and Diluted           $     --         $       --
                                     ==========       ============

WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING       30,229,000         24,508,000
                                     ==========       ============



See accompanying notes to consolidated financial statements

            TELETRAK ADVANCED TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                               Nine Months Ended
                                                 September 30,

                                         1998                    1997
                                   ---------------       -----------------
Net cash provided (used) by
     operating activities          $          --         $            --

Cash and cash equivalents at
     beginning of period                      --                      --
                                   ---------------       -----------------

Cash and cash equivalents at
     end of period                 $          --         $            --
                                   ===============       =================


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

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

                 THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998
           COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997

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

AES, a privately held company, specializes in the manufacture, distribution and licensing of industrial "mucking pumps" and related equipment. The design of these pumps, based upon jet pump technology, makes this equipment a highly effective portable tool for the removal of granular wet or dry materials (including sludge, scale and slurries) -- particularly for environmental cleanup of hazardous matter such as asbestos and lead. The motive power, compressed air or pressurized liquid, provides operating flexibility for hopper loading, vacuum cleaning and submersible applications, as well as the ability to collect and transport materials over long distances. With no moving parts, the AES pump is designed to be virtually maintenance free and to require no skilled labor to operate. In 1997, AES had revenues of approximately $1,300,000 and a net loss for the year in the amount of approximately $460,000. For the nine month period ended September 30, 1998, AES reported revenues of $1,318,000, and net income of $18,600.

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







                                                     TELETRAK ADVANCED
                                                     TECHNOLOGY SYSTEMS, INC.



Date:    October 28, 1998                   By:      Joseph J. Farley
                                                     ---------------------------
                                                     Joseph J. Farley,
                                                     President



Date:    October 28, 1998                   By:      Scott Altman
                                                     ---------------------------
                                                     Scott Altman, Treasurer
                                                     Chief Accountant and
                                                     Principal Financial Officer