Form 10KSB40
period 1998-12-31
TELETRAK ENVIRONMENTAL SYSTEMS INC
filed 1999-10-15
CIK 722828

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For Fiscal Year Ended December 31, 1998 or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-13670

                      TELETRAK ENVIRONMENTAL SYSTEMS, INC.
                 (Name of Small Business Issuer in Its Charter)

           Delaware                                               13-3187778
(State of other jurisdiction of                                   (IRS Employer
incorporation or organization)                                    Identification
                                                                  Number

     2 Sutton Road, Webster, MA                                   01570
(Address of principal executive offices)                          (Zip Code)

                                 (508) 949-2430
               Registrant's Telephone Number, Including Area Code

                               -------------------

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                          Common Stock, par value $.001
                                (Title of Class)

Check whether the registrant (1) has filed all reports required to be Section 13 or 15(d) of the Exchange Act during the 12 months (or such shorter period that the registrant was required to reports), and (2) has been subject to such filing requirements for the days. Yes |_| No |X|

Check if there is no disclosure of delinquent filers pursuant to Item Regulation S-B contained herein, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form l0-KSB. |X|

The aggregate market value of the voting stock held by non-affiliates the registrant at October 8, 1999 was approximately $1,672,237 based on the average bid and asked prices as reported by the NASD Electronic Bulletin Board. For these purposes, the term "affiliates" is deemed to mean the officers and directors of the registrant.

The registrant's revenues for the year ended December 31, 1998 were $1,580,155. At October 8, 1999 there were 7,472,927 shares of common stock outstanding.

Documents Incorporated by Reference:                        None
Transitional Small Business Format:                         Yes |_| No |X|

                                TABLE OF CONTENTS
                                   FORM 10-KSB

                                                                            PAGE
                                                                            ----

PART I
      Item 1.     Business...................................................  1
      Item 2.     Properties.................................................  4
      Item 3.     Legal Proceedings..........................................  4
      Item 4.     Submission of Matters to a Vote............................  4

PART II
      Item 5.     Market for Registrant's Common Stock and Related
                  Stockholder................................................  5
      Item 6.     Management's Discussion and Analysis or Plan
                  of Operations..............................................  5
      Item 7.     Financial Statements.......................................  9
      Item 8.     Changes in and Disagreements With Accountants or
                  Accounting and Financial Disclosure........................  9

PART III
      Item 9.     Directors & Executive Officers; Compliance With
                  Section 16(a) of the Exchange Act.......................... 10
      Item 10.    Executive Compensation..................................... 11
      Item 11     Security Ownership of Certain Beneficial Owners
                  and Management............................................. 11
      Item 12     Certain Relationships and Related Transactions............. 12
      Item 13     Exhibits, List and Reports on Form 8-K..................... 13

                                     PART I

ITEM 1. BUSINESS

Background

      Teletrak Environmental Systems, Inc. (the "Company") a Delaware corporation, was organized as Teletrak Advanced Technology, Inc. in January 1983 as a wholly-owned subsidiary of Helm Capital Group, Inc. ("Helm") to develop and market software products. Until November 1998, however, the Company had been an inactive public company for several years.

      On July 24, 1998, the Company entered into a merger agreement (the "Merger Agreement") with Advanced Environmental Systems, Inc., a Massachusetts corporation ("AES"), having a principal place of business at 2 Sutton Road, Webster, Massachusetts 01570. Under the terms of the Merger Agreement, a newly-formed wholly-owned Massachusetts subsidiary of the Company merged with and into AES with AES surviving as a wholly-owned subsidiary of the Company (the "Merger"). Pursuant to the Merger and the Merger Agreement the former AES stockholders received an aggregate of 3,750,000 shares of the Company's common stock in exchange for their AES stock.

      As a condition to the Merger, the Company effected a one for ten reverse split of the Company's outstanding common stock (the "Reverse Split"). Under the Reverse Split, the authorized number shares of the Company's common stock was reduced to 8,000,000 shares (the "Common Stock") and the number of authorized shares of preferred stock was reduced to 2,000,000. Subsequently, the certificate of incorporation was amended to authorize 25,000,000 shares of Common Stock and 5,000,000 shares of preferred stock. There are no shares of preferred stock outstanding at this time.

      Immediately prior to the effectiveness of the Merger on November 18, 1998, the Company distributed to the pre-Merger stockholders of the Company, one-half Warrant (as hereafter described) for each share of Common Stock held by them upon the effectiveness of the Merger, and 500,000 additional Warrants were issued to Helm and the Company's former management for pro rata distribution in exchange for previously issued warrants held by Helm which were canceled in the Merger. In addition, Helm contributed 5,000,000 shares of the Company's common stock to the Company which were canceled and the holders of all outstanding warrants to purchase the Company's common stock waived and surrendered all rights with respect to such warrants, which were canceled. Simultaneous with the effectiveness of the Merger, the Company sold in a private placement (the "Private Placement") to certain former AES stockholders and affiliates 1,000,000 shares of Common Stock plus warrants (the "Warrants") to purchase up to 500,000 shares of Common Stock at an exercise price of $2.00 per share for a period of three years, redeemable at $.05 per Warrant, at the option of the Company, if the Common Stock trades for three consecutive days at $3.00 per share on any national securities exchange, or the average of the bid and asked prices of the Common Stock in the over the counter markets is over $3.00 for three consecutive trading days. The purchase price (the "Purchase Price") in the Private Placement was $.50 for a unit comprised of one share of Common Stock and one Warrant. As part of the Private Placement, the Company agreed to sell to certain other Helm affiliates (the "Helm Affiliates"), up to 245,000 shares of Common Stock and up to 122,500 Warrants at the Purchase Price. Pursuant to the terms of the Subscription Agreement between the Company and the Helm Affiliates dated November 9, 1998 (the "Subscription Agreement"), the Helm Affiliates agreed to pay the Purchase Price as follows: (i) $72,500 upon execution of the Subscription Agreement; (ii) $25,000 ninety (90) days after the execution of the Subscription Agreement; and (iii) $25,000 one hundred and eighty (180) days after execution of the Subscription Agreement. The Helm Affiliates subsequently defaulted on the second two payments and as a result received only 145,000 shares and 72,500 Warrants. Former AES stockholders and/or their affiliates have purchased for $25,000, with the agreement of the Helm Affiliates, 50,000 Private Placement Shares and 50,000 Warrants in lieu of the Helm Affiliates.

The Company

      AES, a privately-held company prior to the Merger, specializes in the manufacture, distribution and licensing of industrial jet pumps known as "mucking pumps" and related equipment. The design of these pumps, with no movable parts, makes this equipment a highly effective portable tool for the removal of granular wet or dry material (including sludge, scale, slurries, sands and heavy shot blasting material), for a wide range of applications across many industries including environmental clean-up of hazardous matter such as lead and other heavy metals and nuclear contaminants and as general maintenance tools in the marine, transportation, chemical and waste water industries. The motive power, compressed gases such as air or steam or pressurized liquids such as water, oils or pulps, provides operating flexibility for hopper loading, cleaning and submersible application, as well as the ability to collect and transport materials over long distances. With no moving parts, the AES pump is designed to be virtually maintenance free and to require no skilled labor to operate. The Company believes that more than 1,000 pumps are in use today in a wide range of industries, including power plants, steel mills, foundries, oil refineries, chemical and petrochemical operations, food processing facilities, shipyards and marine vessel applications and water treatment plants. This same pump technology has been adapted into an entire manufacturing line of vacuum filtering equipment for use in hazardous sites where strict governmental standards and laws demand that all surface preparation and removal take place in a dust free environment.

      In addition, the Company manufactures and distributes a full line of shrouded, hand operated tools that attach to the above vacuum filtering equipment. These tools have been designed to work on all surfaces and all types of construction material, both hazardous and non-hazardous.

Marketing and Distribution

      The Company has a sales staff of five people. The sales process typically involves mailing of literature, follow-up communications, technical meetings with customers, requests for proposals and estimating and submittal of proposals for specific projects. The Company has developed ongoing relations with a broad range of customers in various industries and geographical sites. Products are distributed directly to customers by the Company's sales staff or through regional distribution networks.

Dependence on Third Party Suppliers and Manufacturers

      The Company purchases supplies from a variety of regional sources. The Company is not dependent on a single supplier for parts or fabrication and maintains a minimum of two sources of all critical parts,

Dependence on Major Customers

      The Company sells to a wide-range of industries, including power plants, steel mills, foundries, oil refineries, chemical and petrochemical plants, food processing facilities, shipyards and marine vessel manufacturers and water treatment plants and therefore is not dependent on any one major customer. Nonetheless, in 1998, sales to one of the Company's European distributors represented approximately 13% of all of the Company's sales.

Competition

      The industrial maintenance equipment and environmental remediation equipment supplier industry in the United States are highly fragmented, with numerous small and medium-sized companies serving niche markets based upon geography, industry, media (air, water, soil, etc.) and technological specialization. Because the Company sells to a wide range of industries, the Company can adapt to changes in the marketplace by allocating its resources to the industry segment providing the most business opportunities. Management believes that its key to success in the industry is the unique design of its products which is regarded as proprietary and is based on proven principles of physics and air/fluid dynamics creating a vacuum/ cyclone in a pumping device that has no moving parts. The Company believes that this creates several advantages over most competitive pumps by permitting applications that involve particle sizes up to 3/4 inches in diameter, material that can cause plugging, and transportation of pumped material for distances up to 500 feet vertical and 1,000 feet horizontal. The pump creates a miniature cyclone effect and removes the desired material from one location to another in a manner similar to a directed cyclone. In addition, the pump's relative small size and ease of cleaning and maintenance are also unique and competitive attributes. The base core technology is also used in the Company's vacuum and filtering products in such a manner as to remove hazardous and non-hazardous substances in a safe and efficient manner. The Company will continue to focus on the application of new technology as well as innovative applications of existing technologies to solve complex problems.

      Management believes that the primary factors of competition are price, technological capabilities, reputation for quality and safety, relevant experience, availability of machinery and equipment, financial strength and knowledge of local markets and conditions. Management believes that with its recent acquisitions, the Company will compete favorably on the basis of the foregoing factors. See "Recent Developments". However, many of the Company's competitors have financial resources and facilities far greater than that of the Company. Additionally, from time to time, the Company may face competition from new entrants into the industry. The Company may also face competition from technologies that may be introduced in the future, and there can be no assurance that the Company will be successful in meeting the challenges which will be posed by its competition in the future.

Proprietary Rights

      The Company and its subsidiaries seek proprietary protection for its products so as to prevent others from commercializing equivalent products in substantially less time and at substantially lower expense. The Company's success will depend in part on the ability of the Company to obtain effective patent protection for the Company's proprietary technologies and products, defend such patents, preserve its trade secrets and operate without infringing upon the proprietary rights of others. The Company and its subsidiary, LTC (as defined below in "Recent Developments"), own the following patents and licenses:

                                     Patents

----------------------------------------------------------------------------------------------------
                Title                                         Applications or               Status
                                                               Patent Number
----------------------------------------------------------------------------------------------------
Sealed Waste Transfer System for Vacuum Blasting     5,529,530                             Patented
----------------------------------------------------------------------------------------------------
Sealed Waste Transfer System for Vacuum Blasting     5,591,067                             Patented
----------------------------------------------------------------------------------------------------
Bolt Head Blaster                                    5,667,430                             Patented
----------------------------------------------------------------------------------------------------
Pressure Balanced Vacuum Blasthead                   5,709,590                             Patented
----------------------------------------------------------------------------------------------------
Pressure Balanced Vacuum Blasthead                   European Patent Appln. 96936393.6     Pending
----------------------------------------------------------------------------------------------------
Pressure Balanced Vacuum Blasthead                   Japanese Patent Application           Pending
----------------------------------------------------------------------------------------------------
Air Cushioned Vacuum Blast Head                      5,833,521                             Patented
----------------------------------------------------------------------------------------------------
Unique Power Tool Vacuum Tube Shutoff                5,524,663                             Patented
----------------------------------------------------------------------------------------------------

                                    Licenses

Abrasive Blasting System                             5,107,630          Patented

Employees

      The Company currently has 10-12 full and part-time employees. All other management decisions are reviewed by the Company's Board of Directors.

Recent Developments

      On February 27, 1999, the Company's wholly-owned subsidiary, TES Acquisition Corp., a Delaware corporation, entered into an asset purchase agreement (the "Asset Purchase Agreement") with LTC Americas, Inc. ("LTC"), LTC's wholly-owned subsidiary, Surface Decon Corporation ("Surface Decon"), LTC's parent, McPhee Fischer, Inc. ("McPhee Fischer") and McPhee Fischer's controlling shareholder, W.S. McPhee ("McPhee") pursuant to which the Company acquired substantially all of the non-cash assets of LTC and Surface Decon (the "Purchased Assets"). The LTC business consists of the manufacturing, sale, and rental of vacuum blasting equipment. The purchase price for the Purchased Assets consisted of

(i) $211,000 in cash; (ii) a promissory note of the Company and TES Acquisition Corp. in the principal amount of $80,000 (the "Promissory Note") and (iii) 209,000 shares of restricted common stock of the Company. The Promissory Note is payable in 36 equal monthly installments bearing interest at a rate of 10% per year.

      On March 24, 1999, the Company's wholly-owned subsidiary, TES Acquisition Corp. amended its Certificate of Incorporation to change its name to LTC Teletrak, Inc.

ITEM 2. PROPERTIES

Massachusetts Lease

      The Company's wholly-owned Massachusetts subsidiary, AES, leases office space at 2 Sutton Road, Webster, Massachusetts from an entity that is 90% owned by Gerd Reinig, Chairman of the Company's Board of Directors, officer and substantial stockholder of the Company. Under the terms of the lease, AES pays $2,000 per month in rent. The term of the lease is month-to-month.

ITEM 3. LEGAL PROCEEDINGS:

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Market Information

The following table sets forth the high and low bid prices for the Company' stock for the prior two year period:

                                        High        Low
                                        ----        ---

            1998      First Quarter     $.04       $.035
                      Second Quarter     .07        .035
                      Third Quarter      .045       .04
                      Fourth Quarter     .04        .04

            1997      First Quarter      .015       .015
                      Second Quarter     .015       .015
                      Third Quarter      .03125     .015
                      Fourth Quarter     .05        .02

      The high and low bid prices cited herein for 1998 and 1997 have been obtained from the Electronic Bulletin Board quotation system of the NASD prior to the Merger.

      At October 8, 1999 the bid and ask prices for the Company's common stock obtained from the Electronic Bulletin Board of the NASD, were $0.375 and $0.4375 respectively.

Holders

      The Company is advised by American Stock Transfer & Trust Company, its agent, that there were approximately 304 holders of record of the Company Common Stock at October 8, 1999.

Dividend Policy

      The Company has never paid any dividends. The Company does not plan to pay any cash dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

      AES was initially organized as a Massachusetts corporation January 2, 1996 for the purpose of manufacturing and marketing of jet pumps for pumping or vacuuming of liquids, sludges and slurries in the waste water field that may be contaminated. Even though the sales of these jet pumps proved successful, it soon became apparent that the sale of the pumps as stand-alone units would limit the applications and sales. By late 1996 AES had developed complete systems with the jet pump as the core product, comprising the driving sources, vacuum and holding tanks and the control cabinets all mounted on skids or trailers as self-contained packages. These systems marketed as HazVac(TM) and Envirovacs(TM) and combine advanced jet pump, vacuum and filtration technology. The systems can be transported for diverse applications including removal of hazardous material. With no moving parts the equipment requires extremely little maintenance and can be used for vacuuming a large variety of liquid or solid material, wet or dry.

      The purpose of the merger with Teletrak, a public company, was to create a means to raise the required capital to build a solid, financially strong company which will be a dominant supplier of equipment for industrial plant maintenance and the environmental clean-up industry on a global basis. This aim is to be accomplished through acquisitions of companies manufacturing similar and complementary equipment and through further development of the existing product lines.

Comparison of Revenues of Advanced Environmental Systems After Giving Effect to Merger.

          Fiscal Year                       1998           1997          1996
          -----------                       ----           ----          ----
Advanced Environmental Systems (AES)      1,580,155      1,216,886      749,383

For the three years prior to the Merger, the Company (Teletrak) had no revenues.

      The Company completed its first acquisition in February 1999 with the purchase of substantially all of the non-cash assets of LTC Americas and its wholly-owned subsidiary Surface Decon Ltd. LTC and Surface Decon are leading suppliers of vacuum blasting equipment to the nuclear and chemical industries. Management believes that the acquisition of the LTC line of vacuum blasting equipment greatly compliments the Company's existing equipment line and gives the Company product offering in the surface preparation industry.

      Liquidity & Capital Resources

      As of December 31, 1998 the Company, after giving effect to the Merger, had working capital of U.S. $359,481 compared to $92,929 for the year ended December 31, 1997. The improvement in working capital is primarily due to the investment of $410,000 from the Private Placement which has subsequently been completed resulting in aggregate gross proceeds of approximately $600,000.

      The Company presently has outstanding publicly held Warrants to purchase shares of common stock which, if all were exercised, could result in gross proceeds to the Company of approximately $4,500,000. This does not include the Warrants attached to the 600,000 units sold under the Private Placement. All Warrants, including the 600,000 Private Placement Warrants will expire October 31,2001, however, there is no assurance that the Warrants will be exercised and that Company will receive the proceeds therefrom.

      The Company has a $300,000 revolving line of credit with a major bank, secured by substantially all of the assets of the Company. The line was increased to $400,000 in 1999. At December 31, 1998, the Company was not in compliance with required financial covenants. On July 23, 1999, the bank waived such noncompliance. The bank's waiver does not extend through December 31, 1999. In accordance with accounting standards, the obligations have been classified as current.

      The Company does not have any material commitments for capital expenditures as of the filing of this report.

      Management believes that the revenues being generated from operations, short-term lines of credit and the proceeds from the sale of common stock in the Private Placement will provide sufficient liquidity to meet the Company's working capital needs for the remainder of this fiscal year ending December 31, 1999.

      Advanced Environmental Systems, Inc. (AES) was privately held until the Merger. Selected financial data for AES, adjusted for accounting to meet SEC reporting standards shows the following comparisons to prior fiscal years since its inception January 1, 1996:

Statement of Operations Data for AES (after giving effect to the Merger):

                                                   Years ended
                                 ----------------------------------------------
                                 Dec 31, 1998     Dec 31, 1997     Dec 31, 1996
                                 ------------     ------------     ------------

Net Sales                           1,580,155        1,216,886          749,383
Cost of goods sold                  1,002,681          808,891          388,803
                                   ----------       ----------       ----------
Gross Profit                          577,474          407,995          360,580
SGA&A, Eng. R&D & Interest            746,118          876,364          357,335
                                   ----------       ----------       ----------
Loss before provision
for income-taxes                     (168,644)        (468,369)           3,245
                                   ----------       ----------       ----------
Net Loss                             (168,644)        (464,369)          (4,855)

Balance Sheet Data
Current Assets                        998,590          754,228          686,838
Current Liabilities                   639,109          661,299           44,082
                                   ----------       ----------       ----------
Working capital                       359,481           92,929          642,756
Total assets                        1,181,370        1,006,851          825,713
Long term obligations                       0          124,648           96,358
                                   ----------       ----------       ----------
Shareholders Equity                   542,261          220,904          685,273

Analysis of Operations for Fiscal 1997 & 1998

Fiscal 1997

      AES experienced a net loss of $464,369 for the 1997 fiscal year. The loss was a result of higher than anticipated start-up costs and some product recalls on a newly acquired tool line.

      Management made a decision to invest in the shrouded power tool market to complement AES's vacuum and filtration systems. These tools provide dust-free remediation of lead paint, low level nuclear, and other coatings, from steel, concrete, and wood. The power tools combine with AES's jet pump/vaccum technology to provide complete and effective systems to address lead paint removal from bridges and other structures, and low level nuclear decontamination from nuclear power plants and Department of Energy facilities. Management believes that these systems are cost-effective, productive and safe creating a market to contractors rehabilitating the nation's bridges and mass transportation systems, as mandated by Congress. In addition, Congress has allocated significant funds for decommissioning and decontaminating the country's nuclear power plants. Other potential markets are in the marine industry, chemical plants and refineries and the transportation sector, wherever high maintenance costs occur.

      During May of 1997 AES acquired Unique Systems of Lansing, IL. Unique manufactures a patented product line of shrouded power tools. In connection with this purchase, AES had to invest in further engineering, testing, and documentation so as to improve the marketing of this product line. The cost of absorbing and integrating this product line with AES products was higher than anticipated and these costs were all expensed in 1997.

      As a result of the above investments the Tools and related Jet Pump and Vacuum Systems now function for their intended applications. Initial systems were sold to the Virginia Department of Transportation, St. Lawrence Seaway Authority, and Northeast Utilities.

      Also during 1997 AES secured rights to a patented power tool capable of performing high volume lead remediation from Dumont Corp. The tools are extremely effective in decontaminating large concrete surfaces. Approximately 20 systems to several abatement contractors were sold, but the tools developed an operating problem when used on a continuous basis. As a result approximately $40,000 in reworking costs occurred. Dumont and AES agreed to solve the problem through engineering changes and parts substitution, and management believes that the tool will become a valuable asset to the Company's product line in the future.

      The positive effect of these acquisitions is that sales increased by approximately 30% in 1998, as AES continued to develop a marketing and distribution system in these new emerging markets.

Fiscal 1998

      AES reduced the operating loss of $459,974 for 1997 to an operating loss of $129,847, a substantial decrease of $330,127 for fiscal year 1998. The loss was a result of investments in management and staff, the costs of the Merger and becoming a public company, and the investment for developing an abrasive vacuum blasting and recovery/recyling system. AES also reduced its SG&A expenses in 1998 to approximately 45% of sales compared to 72% in 1997.

      Two regional sales managers were added to the Company's sales staff. This was done to assure sales coverage along the eastern seaboard. The training costs and all expenses associated with this transaction were expensed as incurred. Furthermore, in 1998, a corporate controller was also added to the Company's management team.

      AES developed, designed, and tested equipment capable of vacuuming, and recycling Bar Shot blasting abrasive. This abrasive is becoming widely used by the shipbuilding industry because of its increased productivity over conventional abrasives. The equipment is capable of recycling the abrasive four times, thus substantially reducing abrasive consumption, acquisition cost for the abrasive and, more importantly, drastically reducing solid waste disposal costs. Testing was completed on the technology in October at Ingalls Shipyard, a Division of Litton Industries, a large shipbuilding facility in Pascagoula, MS. Ingalls subsequently placed a $131,000 order for a system that was delivered and successfully started up in the first quarter of 1999. This was the first system developed to recycle this special abrasive. The Company anticipates additional orders from Ingalls, and has quoted other major shipbuilders. The cost of engineering and testing of this new unit was expensed as incurred.

      Continued strong demand for the Company's technologies increased sales by 30% to $1,580,155. The gross profit increased to 36.5% from 33.5% in the prior year. Management believes that improved manufacturing efficiencies and better cost controls should position the Company, although there can be no assurances, to achieve close to a 40% margin in fiscal 1999. The Company's tools and jet pump vacuum technology is being used extensively in the decontamination of Yankee Atomic Facility in Rowe, MA. Such facility is the first commercial nuclear plant in the U.S. to be decommissioned and decontaminated. Based on the success at Yankee, the Company is expecting significant business in other commercial nuclear plants slated for decommissioning by the Nuclear Regulatory Commission.

Potential Impact of Year 2000 Computer Issues Overview

      The year 2000 computer problem is the inability of computer systems which store dates by using the last two digits of the year (i.e. "98" for "1998") to reliably recognize that dates after December 31, 1999 are later than, and not before, 1990. For instance, the date January 1, 2000, may be mistakenly interpreted as January 1, 1900, in calculations involving dates on systems that are non-year 2000 compliant. The Company relies on information technology ("IT") systems and other systems and facilities such as telephone, building access control systems and heating and ventilation equipment ("Embedded Systems") to conduct its business. These systems are potentially vulnerable to year 2000 problems due to their use of date information. The Company also has business relationships with customers and healthcare providers and other critical vendors who are themselves reliant on IT and Embedded Systems to conduct their businesses.

State of Readiness

      The Company's IT systems are largely centralized, with substantially all systems maintained in the Company's corporate headquarters in Webster, Massachusetts. The Company has developed its own standards for systems which include both purchased and internally-developed software. The Company's IT hardware infrastructure is built mainly around mid-range computers and IBM PC-compatible servers and desktop systems. The Company's internally-developed software was either been designed to be year 2000 ready from inception or is in the process of being modified to be year 2000 ready. Substantially all of the Company's mid-range IT hardware has been remedied to a state of year 2000 readiness, with the remainder scheduled to be remedied by the end of fiscal 1999. The Company plans to complete the remediation, testing and certification of all of its IT systems by the end of fiscal 1999. The Company leases most of the office space in which its reliance on Embedded Systems presents a potential problem and plans to work with the respective lessors to identify and correct any potential year 2000 problems related to these Embedded Systems. The Company believes that its year 2000 projects generally are on schedule.

External Relationships

      The Company faces the risk that one or more of its critical suppliers or customers ("External Relationships") will not be able to interact with the Company due to the third party's inability to resolve its own year 2000 issues, including those associates with its own External Relationships. The Company is attempting to determine the overall year 2000 readiness of its External Relationships. The Company, however, does not have sufficient information at the current time to predict whether its External Relationships will be year 2000 ready.

Risks and Contingency/Recovery Planning

      If the Company's year 2000 issues were unresolved, the most reasonably likely worst case scenario would include, among other possibilities, the inability to accurately and timely authorize and process benefits and medical stays, accurately bill customers, access claims exposure, determine liquidity requirements, report accurate data to management, stockholders, customers, regulators and others, business interruptions or shut downs, financial losses, reputation harm, loss of significant customers, increased scrutiny by regulators and litigation related to year 2000 issues. The Company cannot guarantee that it will be able to resolve all of its year 2000 issues. Any critical unresolved year 2000 issues at the Company or its External Relationships, however, could have a material adverse affect on the Company's results of operations, liquidity or financial condition. The Company has developed, or is developing, contingency/recovery plans aimed at ensuring the continuity of critical business functions before and after December 31, 1999. As part of that process, the Company has substantially completed the development of manual work alternatives to automated processors which will both ensure business continuity and provide a ready source of input to affected systems when they are returned to an operational status. These manual alternatives, presume, however, that basic infrastructure such as electrical power and telephone service, as well as purchased systems which are advertised to be year 2000 ready by their manufacturers (primarily personal computers and productivity software) will remain unaffected by the year 2000 problem.

      Statements Regarding Forward-looking Statements

      The annual report contains certain forward-looking statements with respect to the financial condition, results of operations and business of the Company including statements relating to the cost savings, revenue enhancements and Company's plans to restructure and consolidate its operations and grow through strategic acquisitions. Such forward-looking statements involve certain risks and uncertainties that could cause the actual results to differ materially from those contemplated by such forward looking statements. Such risks include, without limitation: (1) expected cost savings from the restructured and consolidated operations may not be fully realized; (2) the impact of competition on revenues and margins; (3) increased costs of raw materials; (4) the difficulties relating to the integration of new businesses; (5) uncertainty with respect to year 2000 issues; and (6) other risks and uncertainties as may be detailed from time to time in the Company's public announcements and Commission filings.

ITEM 7. FINANCIAL STATEMENTS

      The financial statements required by Regulation S-B are included in this Annual Report on Form 10-KSB commencing on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING A FINANCIAL DISCLOSURE

      BDO Seidman audited the Company's financial statements for the year ended December 31, 1994. No independent audits were performed and the Company did not include audited financial statements in its Form 10-KSB for 1995, 1996 and 1997 because the Company qualified as an inactive registrant under the provisions of Rule 3-11 of Regulation S-X.

      On January 26, 1999, Richard A. Eisner & Company, LLP was appointed as the Company's independent certified public accountants.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

      The directors and nominees serve, if and when elected, until the next annual shareholders meeting and until their successors are elected and qualified.

      The following table sets forth regarding the Company's directors, executive officers and control persons:

            Name                     Age         Position
            ----                     ---         --------

            Gerd E. Reinig           60          Chairman of the Board

            Domenic Sgambellone      56          Executive Vice
                                                 President and Chief
                                                 Operating Officer
            Gerald P. McNamara       50          Director, President
                                                 and Chief Executive
                                                 Officer
            Heinz Buhr               48          Director

            Glen Wegner              60          Director

            William P. Gagnon        53          Director

      Gerald P. McNamara. Mr. McNamara is the President and Chief Executive Officer of the Company and is a founder and director of AES. He has served as its president and chief executive officer since its inception in 1996. Mr. McNamara has worked in a variety of executive positions at companies in the environmental and remediation industry for more than 20 years. He served as president of IPEC Advanced Systems, a manufacturer of surface preparation and remediation equipment from 1983 to 1993. From 1993 to 1996, he was a consultant to environmental equipment manufacturers.

      Gerd E. Reinig. Mr. Reinig is the Chairman of the Board and is a co-founder of AES. He has served as Director and Treasurer of AES since its inception in 1996 and, since 1975, as President and Chief Executive Officer of Gould & Eberhardt Corp., a prominent manufacturer or machine tools and large gear cutting machinery. Prior to this, he held executive and engineering positions at Orban Company and Lurgi Inc. Mr. Reinig has a masters degree in mechanical engineering from the Institute of Engineering, Frankfurt, Germany.

      Domenic Sgambellone, Mr. Sgambellone is executive vice president, chief operating officer and the principal financial officer for the Company. He has served in these positions since July of 1999. Mr. Sgambellone has twenty-five years experience in organization and financial management as an officer and consultant to small and medium sized companies. Mr. Sgambellone's most recent position was with Du-Mont Companies, Wisconsin and Illinois, a company similar to AES. Prior to Mr. Sgambellone's most recent position with the Du-Mont Companies, he served as chief financial officer and treasurer of Forte Brothers, Inc., a heavy construction company. Mr. Sgambellone has a bachelor of science degree from St. Peters College in Jersey City and a masters of business administration from Seton Hall University in New Jersey.

      Heinz Buhr. Mr. Buhr is a Director of the Company and a private investor. He has served as Director and Treasurer of AES since its inception in 1996. Mr. Buhr, a resident and citizen of Germany, is an investor and active partner in several real estate partnerships and industrial development companies. Prior to 1994, Mr. Buhr served as president and chief executive officer of Metek GmbH, a major supplier of brake shoes for the automotive industry.

      Glen Wegner. Dr. Wegner is a Director of the Company and has served as an advisor and director of AES since 1996. He is also a private investor and director of Hobie Cat, Inc. and Basic Telepresence, Inc. He served as president and vice chairman of Optical Corporation of America from 1990-1997. Dr. Wegner is trained and licensed in both law and medicine and prior to 1990 served in an executive capacity with several successful ventures utilizing advanced technologies in the health and environmental industries.

      William P. Gagnon. Mr. Gagnon is a Director of the Company and is the president and chief executive officer of Arland Tool & Manufacturing, Inc., a large manufacturing concern involved in Computer Numerically Controlled machining and assembly of electrical power generation parts. He started with Arland in 1970 to develop numerically controlled operations. In 1980, he was appointed chief executive officer. Prior to this he was a laser engineer at the American Optical Company.

ITEM 10. EXECUTIVE COMPENSATION

      For the fiscal years ended December 31, 1998, no cash compensation was paid to the Company's Chairman to any other executive officer with the exception of Gerald McNamara, President and Chief Executive Officer, who draws an annual salary of $100,000 from AES. Mr. McNamara also receives the following perquisites on an annual basis: (1) $5,400 in car payments; (2) $5,899 in health insurance premiums; (3) $4,612 in dental insurance premiums and (4) $14,495 in life insurance premiums. The Company's outside directors received no cash fees during 1998.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table provides information as of October 8, 1999, of each person known by the Company to be the beneficial owner of five percent or more of the Company's Common, by each current officer and director and all current officers and directors as a group. Except as otherwise indicated, each named holder has, to the best of the Company knowledge, sole voting and investment power with respect to the shares indicated.

Name And Address Of Beneficial Owner   Common Stock Beneficially   Percentage Of
------------------------------------   Owned                       Outstanding
                                       -------------------------   -------------

Helm Capital Group, Inc.               1,176,507(1)                13.6%
537 Steamboat Road
Greenwich, CT 06830

Gerd Reinig                            1,599,263(2)                21.2%
c/o Teletrak Environmental
Systems, Inc.
2 Sutton Road
Webster, MA 01570

Domenic Sgambellone                            0                    0.0%
c/o Teletrak Environmental
Systems, Inc.
2 Sutton Road
Webster, MA 01570

Heinz Buhr                               762,750(3)                10.3%
Am Hambuch 18
D53340 Meckenheim
Germany

William Gagnon                           600,000(4)                7.9%
c/o Teletrak Environmental
Systems, Inc.
2 Sutton Road
Webster, MA 01570

Dr. Glen Wegner                          412,500(5)                5.5%
c/o Teletrak Environmental
Systems, Inc.
2 Sutton Road
Webster, MA 01570

Gerald McNamara                          399,750(6)                5.4%
c/o Teletrak Environmental
Systems, Inc.
2 Sutton Road
Webster, MA 01570

All Officers and Directors as a        3,774,263                   51%
group (6 persons)

* less than 1%

(1) Includes 1,176,507 Warrants owned by Helm Capital Group, Inc. to purchase shares of Common Stock at $2.00 per share, expiring November 18, 2001.
(2) Includes 966,250 shares of Common Stock owned by Gerd Reinig, 300,000 shares of Common Stock owned by his wife, Karola Reinig and 80,000 Warrants owned by Mr. Reinig to purchase Common Stock at $2.00 per share, expiring November 18, 2001.
(3) Owned by Buhr GmbH, a German corporation, of which Mr. Buhr is a Partner and the Chief Executive Officer.
(4) Owned by Arland Tool & MFG, Inc., a Massachusetts corporation, of which Mr. Gagnon is the Chief Executive Officer. Also includes 200,000 Warrants owned by Arland Tool and MFG, Inc. to purchase shares of Common Stock at $2.00 per share. The Warrants expire on November 18, 2001.
(5) Includes 187,500 shares of Common Stock owned by Dr. Wegner, 150,000 shares of Common Stock owed by his wife, Lynn Wegner, and 75,000 Warrants owned by Dr. Wegner to purchase shares of Common Stock at $2.00 per share. The Warrants expire on November 18, 2001.
(6) Includes 200,000 shares of Common Stock owned by Mr. McNamara and 199,750 shares of Common Stock owned by his wife, Tomi McNamara.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Prior to the Merger, Helm was the owner of 61.2% of the Company's outstanding Common Stock. Historically, the Company financed its operations and operating deficit advances from Helm. Since 1996, Helm has made no advances to the Company although financial and accounting services were provided by Helm to the Company. During 1998 and 1997, no transactions were entered into between Helm and the Company, involving in excess of $60,000 except that in 1997 the Company issued 3,582,268 shares of common stock to Helm in extinguishment of $895,567 of indebtedness owing to Helm, and 5,000,000 shares of Common Stock to Helm upon conversion of 1,000,000 shares of outstanding preferred stock at $.20 per share.

      The Company's wholly-owned subsidiary, AES, lease office space at 2 Sutton Road, Webster, Massachusetts from Gould & Eberhardt, a corporation which is 90% percent owned by Gerd Reinig, the Company's Chairman of the Board.

      On August 19, 1999, the Company borrowed $150,000 from Gerd Reinig, it Chairmen, and issued a 10% promissory note representing the $150,000 loan amount. Under the note, interest at the rate of 10% per annum is payable on a monthly basis and the principal is due August 20, 2000.

      On August 23, 1999, the Company's Chairman, Gerd Reinig purchased 253,013 shares of Common Stock from Helm increasing his percentage ownership of the Company to approximately 21.2%.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit Number     Description                      Location
--------------     -----------                      --------
3.1                Certificate of Incorporation     Incorporated by reference to
                                                    Exhibit 3(a) to the
                                                    Company's Registration
                                                    Statement on Form S-1 (No.
                                                    2-84930)

3.2                Certificate of Amendment to      Incorporated by reference to
                   Certificate of Incorporation     Exhibit 3(a) to the
                                                    Company's Registration
                                                    Statement on Form S-1 (No.
                                                    2-84930)

3.3                Certificate of Amendment to      Incorporated by reference to
                   Certificate of Incorporation     Exhibit 3.2(A) to the
                                                    Company's Registration
                                                    Statement on Form S-2 (No.
                                                    2-30374)

3.4 Certificate of Amendment to Incorporated by reference to Certificate of Incorporation Exhibit 3.4 to the Company's
                                                    Annual Report on Form 10-KSB
                                                    for 1991

3.5                Certificate of Amendment to      Incorporated by reference to
                   the Certificate of               Exhibit B to the Company's
                   Incorporation                    Information Statement filed
                                                    on September 4, 1998

4.1                Form of Common Stock Warrant     Incorporated by reference to
                                                    Exhibit 10.2 of the
                                                    Company's Form 8-K filed on
                                                    February 19, 1999.

10.1               Agreement and Plan of Merger     Incorporated by reference to
                   by and among AES, the            Exhibit 10.1 of the
                   Company, Helm and the Merger     Company's Form 8-K filed on
                   Sub, dated July 24, 1998         February 19, 1999.

10.2               Asset Purchase Agreement by      **
                   and among LTC, Surface Decon,
                   McPhee Fischer and LTC
                   Teletrak, dated February 27,
                   1999

23.1               Consent of Baril & Smith         **


23.2               Consent of Richard A. Eisner     **
                   & Company, LLP

27.1               Financial Data Schedule          **

** Filed herewith

(b) Reports on Form 8-K:

      A Report on Form 8-K, dated November 18, 1998, was filed by the Company, pursuant to which Item 2 and Item 7 were reported.

TELETRAK ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
(formerly Teletrak Advanced Technology Systems, Inc.)

Contents

                                                                            Page
                                                                            ----
Financial Statements

Independent Auditor's Report of Baril & Smith                               F-1

Balance Sheets as of December 31, 1997 and 1996                             F-2

Statements of Operations for the years ended December 31, 1997 and 1996     F-3

Statements of Stockholders' Equity for the years ended December 31,
1997 and 1996                                                               F-4

Statements of Cash Flows                                                    F-5

Notes to Financial Statements                                               F-6

Supplementary Information:

            Independent Auditor's Report on Supplementary Information       F-10

            Schedules of Cost of Goods Sold                                 F-11

            Schedules of Selling, General and Administrative Expenses       F-12

Independent auditors' report of Richard A. Eisner Company, LLP              F-13

Balance Sheet as of December 31, 1998                                       F-14

Statement of Operations for the year ended December 31, 1998                F-15

Statement of changes in Stockholders' Equity for the year ended December
31, 1998                                                                    F-16

Statement of Cash Flows for the year ended December 31, 1998                F-17

Notes to Financial Statements                                               F-18

                                                                    May 29, 1998

To the Board of Directors and Stockholders of Advanced Environmental Systems, Inc.

                          INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying balance sheets of Advanced Environmental Systems, Inc. as of December 31, 1997 and 1996 and the related statements of operations and stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Environmental Systems, Inc. as of December 31, 1997 and 1996, and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

                                                      Baril & Smith

                     ADVANCED ENVIRONMENTAL SYSTEMS, INC.
                                BALANCE SHEETS
                          DECEMBER 31, 1997 AND 1996

                                    Assets
                                                            1997           1996
                                                            ----           ----
Current assets:
  Cash                                               $     5,777    $    15,974
  Accounts receivable, less allowance
     for doubtful accounts of $15,000 in 1997            235,217        138,652
  Stock subscription receivable                                         375,000
  Inventory (Note 2)                                     491,980        144,716
  Prepaid expenses                                        21,254         12,496
                                                     -----------    -----------

    Total current assets                                 754,228        686,838
                                                     -----------    -----------

Property and equipment (Note 3)                          273,311        149,782
  Less - Accumulated depreciation                         43,688         10,907
                                                     -----------    -----------

                                                         229,623        138,875
                                                     -----------    -----------

Investment in affiliate (Note 7)                          23,000
                                                     -----------

                                                     $ 1,006,851    $   825,713
                                                     ===========    ===========
                      Liabilities and Stockholders' Equity
Current liabilities:
  Note payable (Note 4)                              $   290,000
  Current portion of long-term debt (Note 5)              24,416    $     9,918
  Accounts payable                                       314,629         16,864
  Due to affiliate                                        32,254         13,200
  Accrued income taxes                                                    4,100
                                                     -----------    -----------

    Total current liabilities                            661,299         44,082
                                                     -----------    -----------

Other liabilities:
  Deferred credit facility (Note 7)                       61,992
  Long-term debt (Note 5)                                 62,656         92,358
  Deferred income taxes                                                   4,000
                                                     -----------    -----------

                                                         124,648         96,358
                                                     -----------    -----------

Commitments (Note 7)

Stockholders' equity:
  Common stock, no par value:
  Authorized - 200,000 shares
    issued and outstanding - 10,000 shares               690,128        690,128
  Accumulated deficit                                   (469,224)        (4,855)
                                                     -----------    -----------

                                                         220,904        685,273
                                                     -----------    -----------

                                                     $ 1,006,851    $   825,713
                                                     ===========    ===========

                 Read Accompanying Notes and Accountants' Report

                      ADVANCED ENVIRONMENTAL SYSTEMS, INC.

                            STATEMENTS OF OPERATIONS

                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                            1997          1996
                                                            ----          ----

Net sales                                            $ 1,216,886    $   749,383

Cost of goods sold                                       808,891        388,803
                                                     -----------    -----------

Gross margin                                             407,995        360,580

Selling, general and administrative expenses             867,969        332,788
                                                     -----------    -----------

(Loss) income from operations                           (459,974)        27,792
                                                     -----------    -----------

Other expenses:
  Litigation settlement (Note 8)                                         20,836
  Interest expense                                         8,395          3,711
                                                     -----------    -----------

                                                           8,395         24,547
                                                     -----------    -----------

Net (loss) income before provision for income taxes     (468,369)         3,245

Provision (credit) for income taxes (Note 6)              (4,000)         8,100
                                                     -----------    -----------

Net loss                                             $  (464,369)   $    (4,855)
                                                     ===========    ===========

                 Read Accompanying Notes and Accountants' Report

                      ADVANCED ENVIRONMENTAL SYSTEMS, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                           Shares   Common Stock    Accumulated
                                      Outstanding   No Par Value        Deficit
                                      -----------   ------------        -------

Issuance of 3,400 common shares in
  exchange for inventory, patterns
  and molds                                 3,400      $ 120,000

Issuance of 3,400 common shares
  in exchange for machinery and
  equipment                                 3,400        101,000

Issuance of 1,700 common shares
  for cash                                  1,700         94,128

Issuance of 1,500 common shares
  for cash                                  1,500        375,000

Net loss                                                              $  (4,855)
                                        ---------      ---------      ---------

Balance December 31, 1996                  10,000        690,128         (4,855)

Net loss                                                               (464,369)
                                        ---------      ---------      ---------

Balance December 31, 1997                  10,000      $ 690,128      $(469,224)
                                        =========      =========      =========

                Read Accompanying Notes and Accountants' Report

                      ADVANCED ENVIRONMENTAL SYSTEMS, INC.

                            STATEMENTS OF CASH FLOWS

                  FOR THE YEAR ENDED DECEMBER 31, 1997 AND 1996

                                                              1997         1996
                                                              ----         ----

OPERATING ACTIVITIES
  Net loss                                               $(464,369)   $  (4,855)
  Adjustments to reconcile net loss to net
    cash used by operating activities:
      Depreciation and amortization                         32,781       10,907
      Deferred income tax                                   (4,000)       4,000
      Provision for doubtful accounts                       15,000
  (Increase) decrease in operating assets:
    Accounts receivable                                   (111,565)     (64,716)
    Inventory                                             (347,264)      16,864
    Prepaid expenses                                        (8,758)    (138,652)
  Increase (decrease) in operating liabilities:
    Accounts payable                                       297,465       13,200
    Accrued  expenses                                       10,800      (12,496)
    Accrued income taxes                                    (3,800)       4,100
                                                         ---------    ---------

   Net cash used by operating activities                  (583,710)    (171,648)
                                                         ---------    ---------

INVESTING ACTIVITIES
  Investment in affiliate                                  (23,000)
  Purchase of property and equipment                      (123,529)      (6,160)
                                                         ---------    ---------

  Net cash used by investing activities                   (146,529)      (6,160)
                                                         ---------    ---------

FINANCING ACTIVITIES
  Advances from affiliate                                  125,000
  Repayment to affiliate                                   (54,754)
  Proceeds from note payable                               290,000      100,000
  Proceeds from sale of common stock                       375,000       94,128
  Repayment of long-term debt                              (15,204)        (346)
                                                         ---------    ---------

   Net cash provided by financing activities               720,042      193,782
                                                         ---------    ---------

(Decrease) increase in cash                                (10,197)      15,974

Cash at beginning of year                                   15,974
                                                         ---------

Cash at end of year                                      $   5,777    $  15,974
                                                         =========    =========

Supplemental disclosure of cash flow information:
  Cash paid during year for:
    Interest expense                                     $  12,497    $   3,711

                Read Accompanying Notes and Accountants' Report

                      ADVANCED ENVIRONMENTAL SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1996

Note 1 - Business activities and accounting policies

      Business activities

      The Company was incorporated under the laws of the Commonwealth of Massachusetts on January 4, 1996 and is engaged in the marketing distribution and licensing of industrial pumps and related equipment. The product is manufactured on a subcontract basis.

      Accounting policies

      The significant accounting policies utilized by the Company are described below:

      Revenue recognition

      The Company records sales and related cost of sales at the time of shipments if all conditions for a sale are met. Shipments on a consignment on demonstration basis are carried in inventory until a sale to a third party.

      Use of estimates

      The process of preparing financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

      Inventory

      Inventory, which consists primarily of industrial pumps and related parts, is stated at first-in, first-out (FIFO) cost.

      Property and equipment

      Property and equipment is stated at cost and depreciation is provided using the straight-line and accelerated methods. Expenditures for repairs and maintenance are charged to operations as incurred. Renewals and betterments which extend the lives of the assets are capitalized. The cost of property retired or sold, together with the related accumulated depreciation, is removed from the appropriate accounts and any resulting gain or loss is included in operations.

      Income taxes

      Deferred income tax assets and liabilities arise from temporary differences between the financial reporting and tax basis of assets and liabilities that result in net taxable or deductible amounts in future periods. Deferred taxes are classified as current or noncurrent, depending on the classification of the assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or noncurrent depending on the periods in which the temporary differences are expected to reverse.

      Advertising

      The Company follows the policy of charging the costs of advertising to expense as incurred.

Note 2 - Inventory

      Inventory at December 31, 1997 and 1996 consist of the following:

                                                               1997         1996
                                                               ----         ----

      Components and replacement parts                     $447,010     $100,011
      Finished goods                                         44,970       44,705
                                                           --------     --------

                                                           $491,980     $144,716
                                                           ========     ========

Note 3 - Property and equipment

      The cost of property and equipment and the estimated useful lives used for computing depreciation at December 31, 1997 and 1996:

                                           Estimated
                                         Useful Life         1997           1996
                                         -----------         ----           ----

      Machinery and equipment                7 years     $193,097       $141,600
      Office equipment                     3-7 years       58,657          8,182
      Motor vehicles                         5 years       21,557
                                                         --------

                                                         $273,311       $149,782
                                                         ========       ========

Note 4 - Note payable

      The Company has a $300,000 revolving line of credit with a bank. The loan agreements provides for interest payable at the bank's prime rate plus 1.5% and is secured by all assets of the Company and the personal guarantees of the Company's stockholders. The revolving credit agreement is renewable annually on May 31, 1998.

Note 5 - Long-term debt

      Long-term debt at December 31, 1997 and 1996 consist of the following:

                                                              1997         1996
                                                              ----         ----

      Note payable to bank with interest at prime
      plus 2% (10.5%) secured by all assets of the
      Company and the personal guarantees of the
      Company's shareholders, due in monthly
      principal installments of $1,959, plus
      interest through October 1, 2001. Financial
      performance covenants relative to debt
      service and leverage exist.                        $  86,164    $ 100,000

      Obligation under capital lease secured by
      computer equipment payable in 24
      installments of $149, including interest.                908        2,276
                                                         ---------    ---------

                                                            87,072      102,276
            Less - Amounts due within one year             (24,416)      (9,918)
                                                         ---------    ---------

                                                         $  62,656    $  92,358
                                                         =========    =========

      The aggregate principal maturities for the years subsequent to December 31, 1997 are as follows:

            1999                                          $23,508
            2000                                           23,508
            2001                                           15,640

      The Company is not in compliance with certain financial performance covenants as required by it's lending agreement. The bank is aware of this and is working with the Company to resolve.

Note 6 - Income taxes

      The credit for income taxes represents the reversal of the prior year deferred tax liability. The Company has a net operating loss carryforward of approximately $450,000 which is available for fifteen years. The potential future tax benefit of $150,000 has been offset by a valuation reserve.

Note 7 - Related party transactions

      On February 14, 1997, the Company entered into a ten year exclusive sales and distribution agreement with a stockholder for sale of the Company's products in Europe. The Company will offer this distributor a 5% discount from list price in return for an accelerated payment schedule.

      Deferred credit facility

      As part of a private placement equity financing closed in February 1997 the Company received a deferred credit facility of $125,000 from the shareholder. The Company has agreed to sell the shareholder products at a sales value of $125,000 over a three year period. The credit facility is non-interest bearing and payable through sales discounts over a three year period.

      Investment in Eco-Jet

      In 1997, the Company acquired a 15% interest in a European distributor whose majority ownership is held by a shareholder of the Company. Consideration for the investment of $23,000 is evidenced by a credit taken on sale made to the distributor.

      Facilities

      The Company occupies office and assembly space in a facility owned by a stockholder. Approximately 4,000 square feet is occupied as a tenant at will. A charge of $24,000 representing rent and utilities has been made.

Note 8 - Litigation

      A litigation claim was settled by the Company in 1997 for settlement of $10,000.

Note 9 - Purchase of Unique tool product line

      On May 8, 1997, the Company purchased certain assets consisting of inventory, fixed assets, tooling, demo equipment, patent rights and other assets for a total consideration of approximately $208,000 of which $65,000 was paid at closing. The balance is due within a one year period as the inventory is sold.

Note 10 - Proposed merger

      In December 1997, the Company signed a letter of intent to enter into a merger with Teletrak Advanced Technology Systems, Inc. (Teletrak). The merger is proposed to be a tax free transaction and Advanced Environmental Systems, Inc.
(AESI) will be the surviving corporation. The merger is expected to be completed in the second quarter of 1998.

Note 11 - Subsequent events

      On March 19, 1998, the Company agreed to sell its affiliate Eco-Jet, pumps having a sales value of $200,000. The transaction is intended to assist the Company with cash flows needs.

      In May, 1998, the Company entered into an agreement to be a sales representative for a manufacturer and purchase inventory with a list price of $50,000. The agreement stipulates that if the Company makes purchases totaling $250,000 by June 30, 2000, all rights to manufacture the product will be transferred to the Company.

                                                                    May 29, 1998

To the Board of Directors and Stockholders of Advanced Environmental Systems, Inc.

Our audits were made primarily for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying supplementary schedules of cost of goods sold, selling, general and administrative expenses for the years ended December 31, 1997 and 1996 are presented for purposes of additional analysis and are not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the examination of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

                                          Baril & Smith

                      ADVANCED ENVIRONMENTAL SYSTEMS, INC.

                         SCHEDULES OF COST OF GOODS SOLD

                  FOR THE YEAR ENDED DECEMBER 31, 1997 AND 1996

                                                           1997           1996
                                                           ----           ----

Inventory at beginning of year                       $  144,716
                                                     ----------

Purchases                                             1,118,990       $471,843

Subcontract costs                                        37,165         61,676
                                                     ----------       --------

                                                      1,156,155        533,519
                                                     ----------       --------

Goods available for sale                              1,300,871        533,519

Less: Inventory at end of year                          491,980        144,716
                                                     ----------       --------

                                                     $  808,891       $388,803
                                                     ==========       ========

                 Read Accompanying Notes and Accountants' Report

                      ADVANCED ENVIRONMENTAL SYSTEMS, INC.

            SCHEDULES OF SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                           1997             1996
                                                           ----             ----

Salaries and wages                                     $278,243         $155,766

Travel and entertainment                                 96,318           38,808

Freight                                                  71,542           14,447

Advertising                                              67,887           12,536

Insurance                                                54,956           34,464

Commissions                                              49,957            1,937

Employee benefits                                        45,283           26,187

Professional fees                                        43,985

Rent                                                     33,935            5,637

Telephone                                                32,950           19,749

Depreciation and amortization                            32,781           10,907

Bad debt expense                                         24,002

Office supplies and expenses                             18,730            7,617

Miscellaneous                                            17,400            4,733
                                                       --------         --------

                                                       $867,969         $332,788
                                                       ========         ========

                 Read Accompanying Notes and Accountants' Report

INDEPENDENT AUDITORS' REPORT

To the Stockholders
Teletrak Environmental Systems, Inc.
Webster, Massachusetts

We have audited the accompanying consolidated balance sheet of Teletrak Environmental Systems, Inc. (formerly Teletrak Advanced Technology Systems, Inc.) and subsidiaries as of December 31, 1998 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Teletrak Environmental Systems, Inc. and subsidiaries as of December 31, 1998 and the consolidated results of their operations and their consolidated cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in the financial statements, the Company has an accumulated deficit at December 31, 1998, has suffered a substantial net loss during 1998 and obtained a temporary waiver from a creditor regarding noncompliance with debt covenants that raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also disclosed in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                       Richard A. Eisner & Company, LLP

New York, New York
March 11, 1999

With respect to Note I(1)
March 23, 1999

With respect to Note E
July 23, 1999 and August 27, 1999

With respect to Note J(2)
August 19, 1999

Consolidated Balance Sheet
December 31, 1998

ASSETS
Current assets:
  Cash                                                              $   296,709
  Accounts receivable (net of allowance for
    doubtful accounts of $30,000)                                       206,031
  Inventory                                                             365,098
  Subscription receivable                                                80,000
  Other current assets                                                   50,752
                                                                    -----------

      Total current assets                                              998,590

Property and equipment, net                                             181,780
Other assets                                                              1,000
                                                                    -----------

                                                                    $ 1,181,370
                                                                    ===========

LIABILITIES
Current liabilities:
  Notes payable                                                     $   250,000
  Current portion of long-term debt                                      61,906
  Accounts payable and accrued expenses                                 253,907
  Due to related party                                                   73,296
                                                                    -----------

    Total current liabilities                                           639,109
                                                                    -----------

Commitments

STOCKHOLDERS' EQUITY
Preferred stock - $.001 par value, 5,000,000 shares
  authorized, none issued
Common stock - $.001 par value, 25,000,000 shares
  authorized, 7,252,927 shares issued and outstanding                     7,253
Additional paid-in capital                                            1,172,875
Accumulated deficit                                                    (637,867)
                                                                    -----------

    Total stockholders' equity                                          542,261
                                                                    -----------

                                                                    $ 1,181,370
                                                                    ===========

See notes to financial statements

Consolidated Statement of Operations
Year Ended December 31, 1998

Net sales                                                           $ 1,580,155
Cost of goods sold                                                    1,002,681
                                                                    -----------

Gross profit                                                            577,474
                                                                    -----------

Operating expenses:
  Selling, general and administrative expenses                          662,672
  Advertising expense                                                    29,649
  Bad debt expense                                                       15,000
                                                                    -----------

    Total operating expenses                                            707,321
                                                                    -----------

Loss from operations                                                   (129,847)
Interest expense (net of interest income of $862)                        38,797
                                                                    -----------

Net loss                                                            $  (168,644)
                                                                    ===========

Net loss per share - basic and diluted                                 $(.04)
                                                                       =====

Weighted average number of common shares outstanding                  3,969,037
                                                                    ===========

See notes to financial statements

Consolidated Statement of Changes in Stockholders' Equity
Year Ended December 31, 1998

                                                       Common Stock
                                                      Par Value $.001          Additional
                                                --------------------------      Paid-in       Accumulated
                                                   Shares         Amount        Capital         Deficit          Total
                                                -----------    -----------    -----------     -----------     -----------
January 1, 1998                                   3,750,000    $     3,750    $   686,378     $  (469,223)    $   220,905
Equivalent shares held by Teletrak
  stockholders - pre-merger                       2,522,927          2,523         (2,523)                              0
Issuance of common stock and warrants               980,000            980        489,020                         490,000
Net loss                                                                                         (168,644)       (168,644)
                                                -----------    -----------    -----------     -----------     -----------

December 31, 1998                                 7,252,927    $     7,253    $ 1,172,875     $  (637,867)    $   542,261
                                                ===========    ===========    ===========     ===========     ===========

See notes to financial statements

Consolidated Statement of Cash Flows
Year Ended December 31, 1998

Cash flows from operating activities:
  Net loss                                                            $(168,644)
  Adjustments to reconcile net loss to
  net cash used in operating activities:
    Provision for doubtful accounts                                      15,000
    Depreciation and amortization                                        41,192
    Write-off of fixed assets                                             8,351
    Loss on write-off of investment                                       3,330
    Changes in:
      Accounts receivable                                                14,186
      Inventory                                                         126,882
      Prepaid expenses and other assets                                 (29,498)
      Accounts payable and accrued expenses                             (60,721)
      Due to/from related party                                          (2,280)
                                                                      ---------

        Net cash used in operating activities                           (52,202)
                                                                      ---------

Cash flows from investing activities:
  Acquisition of property and equipment                                  (1,700)
                                                                      ---------

Cash flows from financing activities:
  Proceeds from sale of common stock                                    410,000
  Principal payments on notes and loans payable                         (65,166)
                                                                      ---------

        Net cash provided by financing activities                       344,834
                                                                      ---------

Net increase in cash                                                    290,932
Cash - beginning of year                                                  5,777
                                                                      ---------

Cash - end of year                                                    $ 296,709
                                                                      =========

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest                                                          $  38,797
    Income taxes                                                      $   1,350

Supplemental disclosures of noncash operating and
financing activities:
  Common stock subscriptions receivable                               $ (80,000)
  Other assets                                                        $ (18,670)
  Due to related parties (Note F)                                     $  18,670

See notes to financial statements

TELETRAK ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
(formerly Teletrak Advanced Technology Systems, Inc.)

Notes to Financial Statements
December 31, 1998

NOTE A - THE COMPANY AND BASIS OF PRESENTATION

The Company was incorporated on January 5, 1983 as Helm Advanced Technology Center, Inc. On April 25, 1983 the Company changed its name to Teletrak Advanced Technology Systems, Inc. and on November 18, 1998 the Company changed its name to Teletrak Environmental Systems, Inc. when the Company, an inactive entity, effected a merger with Advanced Environmental Systems, Inc. ("AES"). The merger was consummated through an exchange of shares that resulted in the former AES shareholders receiving control of Teletrak. The merger is accounted for as a recapitalization and has been treated as a capital transaction for accounting purposes. In accordance with the merger, Teletrak issued 3,750,000 shares of its common stock to the shareholders of AES in exchange for the outstanding common stock of AES. In connection therewith, AES's historic capital accounts were retroactively adjusted to reflect the equivalent number of shares issued by Teletrak in the transaction while AES's historical accumulated deficit was carried forward. The operations reflect those of AES from January 1, 1998 through the date of the merger and consolidated operations through December 31, 1998. AES is an operating company that is engaged in the marketing, distribution and licensing of industrial pumps and related equipment used primarily in environmental remediation. All significant intercompany balances and transactions were eliminated in consolidation.

Management is developing a plan to improve cash position including focusing its sales in profitable product lines, as well as introducing new LTC products (see Note J).

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(1)   Inventory:

      Inventory is valued at the lower of cost (first-in, first-out) or market.

(2)   Property and equipment:

      Property and equipment are stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets ranging from 3 to 7 years. Expenditures for maintenance and repairs are charged to operations as incurred.

(3)   Revenue recognition:

      Shipments on a consignment or demonstration basis are carried in inventory until such items are sold.

(4)   Cash equivalents:

      The Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.

(5)   Long-lived assets:

      In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", the Company records impairment losses on long-lived assets used in operations, including intangible assets, when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

TELETRAK ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
(formerly Teletrak Advanced Technology Systems, Inc.)

Notes to Financial Statements
December 31, 1998

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(6)   Income taxes:

      The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS 109") which requires use of the liability method of accounting for income taxes. The liability method measures deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. The resulting asset or liability is adjusted to reflect changes in the tax laws as they occur.

(7)   Concentration of credit risk:

      The Company maintains its cash in highly rated financial institutions. At December 31, 1998, the Company had bank deposits exceeding federally insured limits by approximately $192,000.

(8)   Use of estimates:

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(9)   Loss per common share:

      The Company calculates net loss per share pursuant to Statement of Financial Accounting Standards No. 128 "Earnings Per Share," which requires the presentation of basic and diluted earnings per share information. Basic and diluted loss per share exclude any dilutive effects of options, warrants and convertible securities.

(10)  Research and development:

      The Company expenses costs of research and development activities as incurred.

(11)  Recent accounting pronouncements:

      In June 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," and No. 131, "Disclosure about Segments of an Enterprise and Related Information," which were effective for the year beginning January 1, 1998. These pronouncements did not have an effect on the information presented in the Company's financial statements.

NOTE C - INVENTORY

Inventory consists of the following at December 31, 1998:

            Components and replacement parts         $199,995
            Finished goods                            165,103
                                                     --------

                                                     $365,098
                                                     ========

TELETRAK ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
(formerly Teletrak Advanced Technology Systems, Inc.)

Notes to Financial Statements
December 31, 1998

NOTE D - PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31, 1998:

      Machinery and equipment                   $215,354
      Office equipment                            47,076
                                                --------

                                                 262,430
      Less accumulated depreciation               80,650
                                                --------

                                                $181,780
                                                ========

NOTE E - NOTES PAYABLE - BANK

At December 31, 1998, the Company had a $300,000 line of credit with a bank which was subsequently increased to $400,000 and which, as extended, expires on June 30, 2000. Available borrowings are based on a formula of eligible accounts receivable and inventory. Outstanding borrowings under the line are payable on demand and bear interest at 1.50% above the bank's base rate (7.75% at December 31, 1998). At December 31, 1998 the Company had $50,000 available for future borrowings under the line.

At December 31, 1998, the Company was not in compliance with required financial covenants. On July 23, 1999, the bank has waived such noncompliance. The bank's waiver does not extend through December 31, 1999. In accordance with accounting standards the obligations have been classified as current.

Additionally, the Company has a loan with the bank, principal payable in monthly installments of $1,959 plus interest at the bank's base rate plus 2.00% through August 2001. Principal repayments as originally scheduled are due as follows:

      1999                                      $ 23,508
      2000                                        23,508
      2001                                        14,890
                                                --------

                                                $ 61,906
                                                ========

However, such periodic payments are deemed accelerated and may be payable during 1999. Both loan facilities are secured by substantially all of the Company's assets.

NOTE F - RELATED PARTY TRANSACTIONS

The Company rents its premises from an entity owned by a stockholder who is a director and officer of the Company. Rent is $2,000 per month. To date the Company has not paid rent and $48,000 of accrued rent is recorded as a liability in the financial statements. Rent expense of $24,000 has been charged to operations during 1998. In addition, the Company purchases supplies from this entity. At December 31, 1998 amounts payable to the related party aggregated $73,296.

TELETRAK ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
(formerly Teletrak Advanced Technology Systems, Inc.)

Notes to Financial Statements
December 31, 1998

NOTE F - RELATED PARTY TRANSACTIONS (CONTINUED)

In 1997, the Company acquired a 15% interest in a European distributor whose majority ownership is held by a shareholder of the Company. Sales to this distributor represent approximately 13% of the Company's sales in 1998. During 1998, the Company, in a noncash transaction, sold back their entire investment to the distributor for the settlement of outstanding payables totaling $18,670.

NOTE G - COMMITMENTS

In 1997, the Company entered into a ten year exclusive sales and distribution agreement with a stockholder for sale of the Company's products in Europe. The Company will offer this distributor a 5% discount from list price in return for an accelerated payment schedule. Total sales since the inception of agreement amounted to approximately $352,000.

In 1998, the Company entered into an agreement to be a sales representative for a manufacturer and purchase inventory with a list price of $50,000. The agreement stipulates that if the Company makes purchases totaling $250,000 by June 30, 2000, all rights to manufacture the product will be transferred to the Company. At December 31, 1998, the Company has purchased approximately $51,000.

NOTE H - TAXES ON INCOME

The Company's deferred tax asset at December 31, 1998 represented a benefit from a net operating loss carryforward of $200,000 which is reduced by a valuation allowance of $200,000 since the likelihood of realization of such tax benefit is not presently determinable. The Company's provision for income taxes for the period ended December 31, 1998 are comprised of the deferred tax items. The Company's ability to utilize its net operating loss carryforwards may be subject to an annual limitation in future periods pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, if additional transactions and/or ownership changes take place. Net operating losses of the pre-merger public entity, old Teletrak, are subject to a Section 382 limitation and any potential benefit is considered de minimis.

The difference between the statutory federal income tax rate on the Company's net loss and the Company's effective income tax rate for the year ended December 31, 1998 is summarized as follows:

      Statutory federal income tax benefit rate            (34.0)%
      State income tax benefit, net of federal benefit      (6.0)%
      Increase in valuation allowance                       40.0%
                                                           -----

                                                             0.0%
                                                           =====

At December 31, 1998 the Company had available for federal income tax purposes a net operating loss carryforward of approximately $500,000 expiring through the year 2018 that may be used to offset future taxable income.

TELETRAK ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
(formerly Teletrak Advanced Technology Systems, Inc.)

Notes to Financial Statements
December 31, 1998

NOTE I - STOCKHOLDERS' EQUITY

(1)   Private placement:

      Pursuant to the merger agreement between Teletrak and AES, the Company was authorized to sell certain AES stockholders or affiliates up to 500,000 units, consisting of two post-merger shares of Teletrak common stock ("New Common Share") and one warrant to purchase an additional New Common Share for $2.00 for a period of three years ("Warrant"), (collectively a "Unit"), at a purchase price of $1.00 per Unit. The Company was also authorized to sell up to 125,000 Units to holders of Teletrak's post merger common stock or their affiliates.

      As of December 31, 1998, 410,000 Units had been sold and warrants remain outstanding on 205,000 Units, of which 80,000 units were subscribed to in 1998 and paid for in March 23, 1999.

(2)   Warrants:

      Immediately preceding the merger, each of Teletrak's shareholders received one-half of a Warrant for each post-split common share held by them upon the effectiveness of the merger, for a total of 1,261,463 Warrants. In addition, 493,000 Warrants were issued to pre-merger Warrant holders in exchange for Warrants canceled pursuant to the merger and 7,000 additional Warrants were issued.

      At December 31, 1998 the Company has outstanding 2,251,463 Warrants, each to purchase one share of common stock at $2.00 per share. The Warrants are exercisable through September 27, 2001. The Warrants are redeemable at $.05 per Warrant at the Company's option if the common shares trade for three consecutive days at $3.00 per share on any national securities exchange, or if the average bid and asked price of the common shares in the over the counter markets is over $3.00 per share for three consecutive trading days.

      Shares have not been reserved for the exercise of Warrants.

NOTE J - SUBSEQUENT EVENTS

(1) In February 1999, the Company consummated an agreement to buy designated assets (including inventory, fixed assets and certain intangible assets) of a company and its subsidiary that manufactures, sells and rents vacuum blasting equipment. Preliminary unaudited information for the five-month period ended February 28, 1999 indicates that the acquired business has experienced a significant loss in the amount of $206,000 based on revenues of $313,000. The transaction is expected to be accounted for as a purchase. The cost consists of $211,000 in cash, $80,000 in promissory notes bearing interest at 10% per annum and payable in 36 equal monthly installments and 209,000 shares of common stock valued at approximately $52,000. The purchase price will be allocated among the tangible and intangible assets acquired based on their fair values. In addition, the Company is assuming the seller's operating leases including premises, photocopier and telephone services, related services contracts and a supply contract.

(2) On August 19, 1999, the Company entered into a promissory note to borrow $150,000 from a stockholder who is a director and officer. Under the note, the principal sum and interest at the interest rate of 10% per annum on a monthly basis is due August 20, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

Signature                     Title                             Date
---------                     -----                             ----


/s/ GERD E. REINIG            Chairman of the Board             October 15, 1999
------------------------
Gerd E. Reinig


/s/ GERALD P. MCNAMARA        Director, President and           October 15, 1999
------------------------      Chief Executive Officer
Gerald P. McNamara


/s/ DOMENIC SGAMBELLONE       Executive Vice President and      October 15, 1999
------------------------      Chief Operating Officer
Domenic Sgambellone           (principal financial officer)


/s/ HEINZ BUHR                Director                          October 15, 1999
------------------------
Heinz Buhr


/s/ GLEN WEGNER               Director                          October 15, 1999
------------------------
Glen Wegner


/s/ WILLIAM P. GAGNON         Director                          October 15, 1999
------------------------
William P. Gagnon