Form 10QSB
period 1999-03-31
TELETRAK ENVIRONMENTAL SYSTEMS INC
filed 1999-12-09
CIK 722828

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                        For Quarter ended: March 31, 1999

                         Commission File Number: 0-13670

                      Teletrak Environmental Systems, Inc.

                Delaware                                       13-3187778
     State or other jurisdiction of                           IRS Employer
     Incorporation or organization                         Identification No.

                          2 SUTTON RD WEBSTER, MA 01570

         Tel: (508)-949-2430                            Fax: (508) 949-2473

Indicates by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                      Yes   |X|     No  |_|

At March 31, 1999, there were 7,461,927 shares of the Company's common stock, par value $.001 per share, outstanding.

               TELETRAK ENVIRONMENTAL SYSTEMS, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                   Unaudited       Audited
                                                                    3/31/99        12/31/98
                                                                  ---------       ---------
                          ASSETS

Current Assets:
Cash                                                                 94,481         296,709
Accounts Receivable, less allowance for                             390,906         206,031
  doubtful accounts, $ 30,000 and $ 30,000 respectively
Inventory                                                           446,618         365,098
Subscription Receivable                                                              80,000
Other Current assets                                                 50,296          50,752

                                                                  ---------       ---------
Total Current Assets                                                982,301         998,590
                                                                  ---------       ---------

Property and Equipment, net of accumulated depreciation             615,982         181,780
   of $92,745 and $ 80,650 respectively
Other Assets                                                          1,402           1,000

                                                                  ---------       ---------
TOTAL ASSETS                                                      1,599,685       1,181,370
                                                                  =========       =========

             LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities:
Notes Payable                                                       339,826         250,000
Current Portion of Long term debt                                    56,028          61,906
Accounts Payable and accrued expenses                               353,656         253,907
Due to related parties                                               83,333          73,296

                                                                  ---------       ---------
Total Current  Liabilities                                          832,843         639,109
                                                                  ---------       ---------

Long Term Debts
Note payable - Dunedin                                               58,942

                                                                  ---------       ---------
TOTAL LIABILITIES                                                   891,785         639,109
                                                                  ---------       ---------

                     STOCKHOLDERS' EQUITY

Preferred stock - $.001 par value. 5,000,000 shares
  authorized none issued
Common Stock -$.001 par value. 25,000,000 shares authorized,
  7,461,927 and 7,252,927 respectively, issued and outstanding        7,462           7,253

Additional paid in capital                                        1,381,666       1,172,875
Accumulated deficit                                                (681,228)       (637,867)

                                                                  ---------       ---------
Total Stockholders' Equity                                          707,900         542,261
                                                                  ---------       ---------

                                                                  ---------       ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        1,599,685       1,181,370
                                                                  =========       =========

See accompanying notes to condensed financial statements

               TELETRAK ENVIRONMENTAL SYSTEMS, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                               Three Months Ended
                                    MARCH 31

                                                                  UNAUDITED

                                                             1999            1998
                                                          ---------       ---------
Net Sales                                                   515,326         379,117
Cost of Goods Sold                                          355,906         237,640
                                                          ---------       ---------

Gross Profit                                                159,420         141,477
                                                          ---------       ---------

Operating Expenses:
    Selling, general and administrative expenses            183,800          99,464
    Advertising expenses                                     11,470           9,270

                                                          ---------       ---------
Total Operating Expenses                                    195,270         108,734
                                                          ---------       ---------

(Loss) Profit from operations                               (35,850)         32,743
Interest Expense                                              7,511           9,517
                                                          ---------       ---------

(Loss) Profit before provision for income taxes             (43,361)         23,226

Provision for income taxes                                        0             250

                                                          ---------       ---------
Net ( Loss ) Profit                                         (43,361)         22,976
                                                          =========       =========

                                                          ---------       ---------
Net (Loss) Profit per share - basic and diluted               (0.01)           0.01
                                                          =========       =========

Weighted average number of common shares outstanding      7,329,560       3,022,927
                                                          =========       =========

See accompanying notes to condensed financial statements

               TELETRAK ENVIRONMENTAL SYSTEMS, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               Three Months Ended
                                    MARCH 31

                                                                                         UNAUDITED

                                                                                     1999          1998
                                                                                   --------      --------
Cash Flow from Operating Activities:
     Net Income (Loss)                                                              (43,361)       22,976
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation & Amortization                                                        12,096         5,475
Changes In:
   Accounts receivable                                                             (184,875)     (147,467)
   Inventory                                                                         (1,520)       (6,000)
   Prepaid expenses and other assets                                                     54       118,130
   Accounts payable and accrued expenses                                             99,749        33,286
   Due to/from related party                                                         10,037
                                                                                   --------      --------
       Net Cash used in operating activities:                                      (107,820)       26,400
                                                                                   --------      --------

Cash flows from investing activities:
 Net acquisitions of property and equipment                                        (237,297)       (6,977)
                                                                                   --------      --------

Cash flows from from financing activities:

  Proceeds from notes payable - Bank                                                 68,766
  Proceeds from notes payable - Dunedin                                              80,000
  Principal payments on notes payable                                                (5,877)       (6,785)

                                                                                   --------      --------
       Net Cash provided by financing activities:                                   142,889        (6,785)
                                                                                   --------      --------

Net Increase (decrease) in Cash                                                    (202,228)       12,638

Cash at the beginning of period                                                     296,709         5,777

                                                                                   --------      --------
Cash at the end of period                                                            94,481        18,415
                                                                                   ========      ========
Supplemental disclosure of cash flow information:
   Cash paid during the quarter for:
       Interest                                                                       7,511         9,517
       Taxes                                                                              0           250

Supplemental disclosures of noncash operating and financing activities:

  Notes Payable                                                                      80,000
  Acquisition of Fixed Assets                                                      (289,000)
  Issuance of Common Stock                                                          209,000

See accompanying notes to condensed financial statements

NOTES TO CONDENSED FINANCIAL STATEMENTS ( UNAUDITED )

( NOTE A ) BASIS OF PRESENTATION AND THE COMPANY:

Basis of presentation:

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and regulations S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results of the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

The balance sheet as at March 31, 1999 reflects the acquisition of LTC Americas, Inc. which is being accounted as a purchase as described in note B [3], but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

THE COMPANY:

Advanced Environmental Systems, Inc. ("AES") was a privately held company prior to the merger with Teletrak Environmental Systems, Inc. (the "Company"). It specializes in the manufacture, distribution, and licensing of industrial products. One of the products is the Universal Jet Pump also known as the "Mucking Pump". This mucking pump is unique in its design and engineering in that it has no moving parts, making our mucking pump highly effective for the removal of granular, wet or dry, material, including sludge, scale, slurries, sand and heavy shot blasting material. The mucking pump is versatile and has a wide range of applications across many industries, including environmental clean up. The mucking pump is also used as a maintenance tool in the marine, chemical, and waste water industries.

The mucking pump technology has been applied to a variety of other vacuum and filtering systems where governmental standards and laws demand that all surface preparation and removal take place in a dust free environment.

Although AES originally based its business on the mucking pump, AES now manufacutures and distributes other industrial products used in surface preparation activities. The product line includes:

Rotary Peening tool. This is a vacuum shrouded power tool that provides dust free, high production in the surface preparation and coating removal from virtually any surface.

Needle Scalers. This is a vacuum shrouded surface preparation tool used to reach difficult areas.

Sanders. This line of products, also vacuum shrouded, are effectively used in surface treatment and rust removal.

Spindle tools. A lightweight, flexible and shrouded peening tool. HEPA Vacuums. Tools used mainly in the recovery of lead dust and paint chips.

The HAZ-VAC.The most productive vacuum and HEPA filtration system. This tool is self contained and is mainly used for the removal of lead paint and asbestos. It can work by itself or it can be used to support up to six different power tools.

The Paintblitzer. This cost effective coating removal tool is effectively used for the removal of paint from flat surfaces. It is used in the interior restoration of structures as well as for light duty paint removal.

Vacuum blasting equipment. This line was acquired with the purchase of LTC Americas, Inc. These products are the most versatile and productive tools offered by our company, useful for heavy duty jobs, as well as, on projects with light coatings.

With the addition of the LTC Americas, Inc. and power tools line, the Company is now poised to service a variety of markets previously unavailable.

(NOTE B) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

[ 1 ] Basic loss per share of common stock:

The Company adopted Statement of Financial Accounting Standards No. 128 (SFAS No. 128 ). The basic loss per share of common stock is based on weighted average number of shares outstanding. Stock options did not have an effect on the computation of the loss per share. The adoption of SFAS No. 128, which requires a retroactive adjustment did not have a material effect on the Company's financial statements.

[ 2 ] Research and engineering costs

All costs incurred in the research and engineering of new and existing products are expensed in the period incurred.

[ 3 ] Acquisition of LTC Americas, Inc.

In February 1999, the Company consummated an agreement to buy designated assets, including inventory, fixed assets, and certain intangible assets of a company and its subsidiary that manufactures, sells and rents vacuum blasting equipment. The purchase cost consists of $ 211,000 in cash, $ 80,000 in promissory note bearing interest at the rate of 10% per annum and payable in 36 equal monthly installments and 209,000 shares of common stock valued at approximately $ 52,000. The purchase price was allocated among the tangible and intangible assets acquired based on their fair values.

[ 4 ] Note Payable

At March 31, 1999, the Company had a line of credit with a financial institution in the amount of $ 400,000. Available borrowings are based on a formula of eligible accounts receivable and inventory. The line expires on June 30, 2000; however, borrowings under the line are payable on demand and bear interest at 1.50% above bank's base rate. At March 31, 1999, the Company had approximately $50,000 available for future borrowings under the line.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements included in this report and in conjunction with the description of the Company's business included in the Company's Form 10-KSB for the year ended December 31, 1998. It is intended to assist the reader in understanding and evaluating the financial position of the Company.

This discussion contains, in addition to historical information, forward looking statements that involve risks and uncertainties. The Company's actual results could differ materially from the results discussed in the forward looking statements.

The financial statements included in this statement are condensed and consolidated for the Company and AES. Also, the statements are unaudited.

Financial Conditions

At March 31, 1999, the Company had cash in the amount of $ 94,481 and current assets in the amount of $ 982,301.

The Company recognized sales in the amount of $ 515,326 for the first quarter of 1999 as compared with $ 379,117 for the same period last year. This increase of 36% can be attributed to the expanded product lines as compared to last year.

For the first three months of 1999, the Company shows a loss in the amount of $43,361 as compared to a profit of $ 22,976 for the same period last year. This translates to a loss per common share of $ .01 as compared to a profit of $ .01 for the same period last year. This result can be attributed to the additional expenses incurred with the absorption of the LTC Americas, Inc. staff, as well as, the cost incurred with the expansion of the administrative and accounting staff.

At the end of March 1999, the Company's resources were not adequate to finance the activities for the rest of the year. As a result, management intends to pursue ways to raise additional capital to effectively market its products.

The gross profit of $ 159,420 for the first quarter shows an increase of $ 17,943 as compared to the same period last year. The gross profit percentage has gone down from 37.3% to 30.9% in 1999. This decline can be attributed to expanded mix of products which in some cases does not yield the same gross profit as the initial product lines.

The operating expenses for the three months ended March 31, 1999 amount to $ 195,270 as compared to $ 108,734 for the same period last year. This increase is mainly due to the addition of the LTC Americas, Inc. staff, as well as, an increase in the advertising expenses.

It is the intention of management to expand its presence in various other markets. A plan is being discussed to expand the sales force in all markets of the country and possibly abroad so as to insure that the Company product lines are well represented and affectively sold.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Teletrak Environmental Systems, Inc.


By: /s/ Gerd Reinig
Name: Gerd Reining
Title: Chairman of the Board


By: /s/ Gerald McNamara
Name: Gerald McNamara
Title: President