Form 10QSB
period 1999-06-30
TELETRAK ENVIRONMENTAL SYSTEMS INC
filed 1999-12-09
CIK 722828

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                        For Quarter ended: June 30, 1999

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

                                                            Yes |X|    No |_|

At June 30, 1999, there were 7,681,927 shares of the Company's common stock, par value $.001 per share, outstanding.

               TELETRAK ENVIRONMENTAL SYSTEMS, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                   Unaudited        Audited
                                                                    6/30/99        12/31/98
                                                                  ----------      ----------
                                ASSETS

Current Assets:
Cash                                                                 130,590         296,709
Accounts Receivable, less allowance for doubtful accounts            392,992         206,031
$ 30,000 and $ 30,000 respectively
Inventory                                                            474,911         365,098
Subscription Receivable                                                               80,000
Other Current assets                                                  40,588          50,752

                                                                  ----------      ----------
Total Current Assets                                               1,039,081         998,590
                                                                  ----------      ----------

Property and Equipment, net of accumulated depreciation              601,693         181,780
of $ 105,600 and $ 80,650 respectively
Other Assets                                                           1,402           1,000

                                                                  ----------      ----------
TOTAL ASSETS                                                       1,642,176       1,181,370
                                                                  ==========      ==========

                  LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities
Notes Payable                                                        383,092         250,000
Current Portion of Long term debts                                    50,152          61,906
Accounts Payable and accrued expenses                                347,770         253,907
Due to related parties                                                86,106          73,296

                                                                  ----------      ----------
Total Current  Liabilities                                           867,120         639,109
                                                                  ----------      ----------

Long Term Debts
Note Payable - Dunedin                                                47,374

                                                                  ----------      ----------
TOTAL LIABILITIES                                                    914,494         639,109
                                                                  ----------      ----------

                         STOCKHOLDERS' EQUITY

Preferred stock - $.001 par value. 5,000,000 shares
authorized, none issued
Common Stock - $.001 par value. 25,000,000 shares authorized,          7,681           7,253
7,681,927 and 7,252,927 respectively, issued and outstanding

Additional paid in capital                                         1,491,447       1,172,875
Accumulated deficit                                                 (771,446)       (637,867)

                                                                  ----------      ----------
Total Stockholders' Equity                                           727,682         542,261
                                                                  ----------      ----------

                                                                  ----------      ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         1,642,176       1,181,370
                                                                  ==========      ==========

See accompanying notes to condensed financial statements

               TELETRAK ENVIRONMENTAL SYSTEMS, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  June 30, 1999

                                                                   Unaudited                     Unaudited
                                                                  Three months                   Six months
                                                             1999            1998           1999            1998
                                                          --------------------------------------------------------
Net Sales                                                   522,296         457,568      1,037,622         836,686
Cost of Goods Sold                                          342,408         222,280        698,314         459,921
                                                          -------------------------      -------------------------

Gross Profit                                                179,888         235,288        339,308         376,765
                                                          -------------------------      -------------------------

Operating Expenses:
   Selling, general and administrative expenses             248,485         186,118        432,285         285,581
    Advertising expenses                                     16,838           1,180         28,308          10,450

                                                          -------------------------      -------------------------
Total Operating Expenses                                    265,323         187,298        460,593         296,031
                                                          -------------------------      -------------------------

Profit (Loss) from operations                               (85,435)         47,990       (121,285)         80,734
Interest Expense                                             11,051          11,125         18,562          20,643
Other Income                                                  6,268               0          6,268               0

                                                          -------------------------      -------------------------
(Loss) Profit before provision for income taxes             (90,218)         36,865       (133,579)         60,091
                                                          -------------------------      -------------------------

Provision for income taxes                                                        0                            250

                                                          -------------------------      -------------------------
Net (loss) Profit                                           (90,218)         36,865       (133,579)         59,841
                                                          =========================      =========================

                                                          -------------------------      -------------------------
Net (Loss) Profit per share - basic and diluted               (0.01)           0.01          (0.02)           0.02
                                                          =========================      =========================

Weighted average number of common shares outstanding      7,594,015       3,022,927      7,462,518       3,022,927
                                                          =========================      =========================

See accompanying notes to condensed financial statements

               TELETRAK ENVIRONMENTAL SYSTEMS, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  June 30, 1999

                                                                                    Unaudited                    Unaudited
                                                                                   Three months                 Six months
                                                                                 1999         1998          1999          1998
                                                                               ---------------------       ---------------------
Cash Flow from Operating Activities:
     Net (Loss) Income                                                         (90,218)       36,865      (133,579)       59,841
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation & Amortization                                                   12,854        13,702        24,950        19,151
Changes In:
   Accounts receivable                                                          (2,086)       90,338      (186,961)      (57,128)
   Inventory                                                                   (28,293)      (78,466)      (29,813)       39,664
   Prepaid expenses and other assets                                             9,708        23,758         9,762        13,785
   Accounts payable and accrued expenses                                        (5,885)      (93,390)       93,862       (60,104)
   Due to/from related party                                                     2,772                      12,810

                                                                               ---------------------       ---------------------
       Net Cash used in operating activities:                                 (101,148)       (7,193)     (208,969)       15,209
                                                                               ---------------------       ---------------------

Cash flows from investing activities:
  Net acquisitions of property and equipment                                     1,434         3,746      (235,862)          767
                                                                               ---------------------       ---------------------

Cash flows from financing activities:

  Proceeds from sale of common stock                                           110,000                     110,000
  Proceeds from notes payable - Bank                                            37,491                     106,258
  Proceeds from note payable - Dunedin                                                                      80,000
  Principal payments on notes payable                                          (11,668)       (6,482)      (17,546)      (13,267)

                                                                               ---------------------       ---------------------
       Net Cash provided by financing activities:                              135,823        (6,482)      278,712       (13,267)
                                                                               ---------------------       ---------------------

Net Increase (decrease) in Cash                                                 36,109        (9,929)     (166,119)        2,709

Cash at the beginning of period                                                 94,481        18,415       296,709         5,777

                                                                               ---------------------       ---------------------
Cash at the end of period                                                      130,590         8,486       130,590         8,486
                                                                               =====================       =====================
Supplemental disclosure of cash flow information:
   Cash paid during the quarter for:
       Interest                                                                 11,051        11,125        18,562        20,643
       Taxes                                                                                                                 250

Supplemental disclosures of non cash operating and financing activities:
Notes payable                                                                                               80,000
Acquisition of fixed assets                                                                               (289,000)
Issuance of common stock                                                                                   209,000

See accompanying notes to condensed financial statements

NOTES TO CONDENSED FINANCIAL STATEMENTS ( UNAUDITED )

( NOTE A ) BASIS OF PRESENTATION AND THE COMPANY:

Basis of presentation:

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and regulations S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results of the three month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

THE COMPANY:

Advanced Environmental Systems, Inc. (the "AES") was a privately held company prior to the merger with Teletrak Environmental Systems, Inc. (the "Company"). AES specializes in the manufacture, distribution and licensing of industrial products. One of the products is the Universal Jet Pump also known as the "Mucking Pump". This mucking pump is unique in its design and engineering in that it has no moving parts, making our mucking pump highly effective for the removal of granular, wet or dry, material, including sludge, scale, slurries, sand and heavy shot blasting material. The mucking pump is versatile and has a wide range of applications across many industries, including environmental clean up. The mucking pump is also used as a maintenance tool in the marine, chemical, and waste water industries.

The mucking pump technology has been applied to a variety of other vacuum and filtering systems where governmental standards and laws demand that all surface preparation and removal take place in a dust free environment.

Although AES originally based its business on the mucking pump, AES now manufactures and distributes other industrial products used in surface preparation activities. The product line includes the following:

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

The Paintblitzer. This cost effective coating removal tool is effectively used for the removal of paint from flat surfaces. It is used in the interior restoration of structures, as well as, for light duty paint removal.

Vacuum blasting equipment. This line was acquired with the purchase of LTC Americas, Inc. These products are the most versatile and productive tools offered by our Company useful for heavy duty jobs, as well as, on projects with light coatings

With the addition of the LTC Americas, Inc. and power tools line, the Company is now poised to service a variety of markets previously unavailable.

With the addition of new power tools lines as well the LTC Americas, Inc. products, the Company is now beginning to sell spare parts, as well as, accessories for the products it sells. Furthermore, a servicing and maintaining special systems may spur the Company to establish a service department and operate it as a separate profit center.

( NOTE B ) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

[ 1 ] Basic loss per share of common stock :

The Company adopted Statement of Financial Accounting Standards No. 128 (SFAS No. 128 ). The basic loss per share of common stock is based on weighted average number of shares outstanding. Stock options did not have an effect on the computation of the loss per share. The adoption of SFAS No. 128 which requires a retroactive adjustment did not have a material effect on the Company's financial statements.

[ 2 ] Research and engineering costs

All costs related to the research and engineering of new and existing products are expensed in the period incurred.

[ 3 ] Note Payable

At June 30, 1999, the Company had a line of credit with a financial institution in the amount of $ 400,000. Available borrowings are based on a formula of eligible accounts receivable and inventory. The line expires on June 30, 2000; however, borrowings under the line are payable on demand and bear interest at 1.50% above the banks base rate. At June 30, 1999, the Company had approximately $ 50,000 available for future borrowings.

[ 4 ] Capital

In the second quarter of 1999, the Company issued 220,000 new shares of common stock at $.50 per share.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements included in this reports and in conjunction with the description of the Company's business included in the Company's Form 10-KSB for the year ended December 31, 1998. It is intended to assist the reader in understanding and evaluating the financial position of the Company.

This discussion contains, in addition to historical information, forward looking statements that involve risks and uncertainties. The Company's actual results could differ materially from the results discussed in the forward looking statements.

The financial statements included in this statements are condensed and consolidated for the Company and AES. Also, the statements are unaudited.

Financial Conditions

As of June 30, 1999, the Company had $ 130,590 in cash and current assets in the amount of $ 1,039,081.

The Company recognized sales in the amount of $ 522,296 for the second quarter of 1999 as compared with $ 457,468 for the same period last year. This increase of 14% can be attributed to the expanded product lines as compared to last year.

For the six months combined, the Company recognized sales in the amount of $1,037,622 as compared to $ 836,686 for the same period last year. The increase can be attibuted to expanded product lines as compared to the same period last year.

For the quarter ended June 30, 1999, the Company shows a loss in the amount of $90,218 as compared to a profit of $ 36,865 for the same period last year. This translates to a loss per common share of $ .01 as compared to a profit of $ .01 for the same period last year.

For the first six months of 1999, the Company shows a loss of 133,579 or $ .02 loss per common share. For the same period last year, the Company showed a profit of $ 59,841 or $ .02 per common share.

At the end of June 1999, the Company's resources were not adequate to finance the activities for the rest of the year. As a result, management has began negotiations with a European company who is interested in manufacturing certain products in Europe under license. These negotiations are in the preliminary stages and may not come to fruition.

The gross profit of $ 179,888 for the second quarter shows a decrease of $ 55,400 as compared with the same period last year. The gross profit percentage has gone down from 51.4% to 34.4% in 1999. This decline can be attributed to expanded mix of products which, in some cases, do not yield the same gross profit as the initial product lines.

The gross profit for the first six months of 1999 amount to $ 339,308 compared to $ 376,765 as compared to the same period last year. The percentage of gross profit went from 45.0% in 1988 to 32.7% in 1999. This is largely due to the product mix.

The operating expenses for the three months ended June 30, 1999 amount to $265,323 as compared to $ 187,298 for the same period last year. This increase is mostly due to the addition of the LTC Americas, Inc. staff to the payroll while the acquisition of the LTC Americas, Inc. purchases was being absorbed by the Company. The six months ended June 30, 1999 show a total of $ 460,593 for operating expenses while the same period of last year show $ 296,031. Also, in this case the increase as result of the addition of the LTC Americas, Inc. staff.

At this time, management is actively trying to expand its sales force so as to assure effective penetration in the various markets. It is estimated that it will take several months before the sales department is brought to the ideal structure.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Teletrak Environmental Systems, Inc.


By: /s/ Gerd Reinig
Name: Gerd Reinig
Title: Chairman of Board


By: /s/ Gerald McNamara
Name: Gerald McNamara
President: President

Dated: