Form 10QSB
period 1999-09-30
TELETRAK ENVIRONMENTAL SYSTEMS INC
filed 1999-12-09
CIK 722828

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10QSB

                  Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                   For the Quarter ended: September 30, 1999

                         Commission File Number 0-13670

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

                                                            Yes |X|    No |_|

At September 30, 1999, there were 706,927 shares of the Company's common stock, $.001 par value per share, outstanding.

              TELETRAK ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                 Unaudited       Audited
                                                                  9/30/99       12/31/98
                                                                 ----------    ----------
                                ASSETS
Current Assets:
Cash                                                                111,824       296,709
Accounts Receivable, less allowance for doubtful accounts           436,648       206,031
$ 30,000 and $ 30,000 respectively
Inventory                                                           462,414       365,098
Subscription Receivable                                                   0        80,000
Other Current assets                                                 28,175        50,752

                                                                 ----------    ----------
Total Current Assets                                              1,039,061       998,590
                                                                 ----------    ----------

Property and Equipment, net of accumulated depreciation of          598,230       181,780
$119,256 and $ 80,650 respectively

Other Assets                                                         21,242         1,000

                                                                 ----------    ----------
TOTAL ASSETS                                                      1,658,533     1,181,370
                                                                 ==========    ==========

                  LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities:
Notes Payable                                                       358,917       250,000
Current Portion of Long term debts                                   44,275        61,906
Accounts Payable and accrued expenses                               411,932       253,907
Due to related parties                                              221,641        73,296

                                                                 ----------    ----------
Total Current  Liabilities                                        1,036,765       639,109
                                                                 ----------    ----------

Long Term Debts
Note payable - Dunedin                                               40,758

                                                                 ----------    ----------
TOTAL LIABILITIES                                                 1,077,523       639,109
                                                                 ----------    ----------

                          STOCKHOLDERS' EQUITY

Preferred stock - $.001 par value. 5,000,000 shares authorized none issued
Common Stock -$.001 par value. 25,000,000 shares authorized,          7,681         7,253
7,706,927 and 7,252,927respectively issued and outstanding

Additional paid in capital                                        1,503,947     1,172,875
Accumulated deficit                                                (930,618)     (637,867)

                                                                 ----------    ----------
Total Stockholders' Equity                                          581,010       542,261
                                                                 ----------    ----------

                                                                 ----------    ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        1,658,533     1,181,370
                                                                 ==========    ==========

See accompanying notes to condensed financial statements

               TELETRAK ENVIRONMENTAL SYSTEMS, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                               SEPTEMBER 30, 1999

                                                                      Unaudited                    Unaudited
                                                                    Three months                  Nine months
                                                                 1999           1998          1999           1998
                                                            --------------------------     -------------------------
Net Sales                                                       435,803        481,902      1,473,424      1,318,588
Cost of Goods Sold                                              314,243        364,085      1,012,556        824,006
                                                            --------------------------     -------------------------

Gross Profit                                                    121,560        117,817        460,868        494,582
                                                            --------------------------     -------------------------

Operating Expenses:
   Selling, general and administrative expenses                 241,776        145,017        674,062        430,600
    Advertising expenses                                         25,636         22,393         53,945         32,843

                                                            --------------------------     -------------------------
Total Operating Expenses                                        267,412        167,410        728,007        463,443
                                                            --------------------------     -------------------------

( Loss ) Profit from operations                                (145,852)       (49,593)      (267,139)        31,139

Interest Expense                                                 13,078          9,642         31,638         30,284
Other Income (Expenses)                                            (242)             0          6,026

                                                            --------------------------     -------------------------
 (Loss) Profit before provision for income taxes               (159,172)       (59,235)      (292,751)           855
                                                            --------------------------     -------------------------

Provision for income taxes                                                                                       250

                                                            --------------------------     -------------------------
Net (Loss) Profit                                              (159,172)       (59,235)      (292,751)           605
                                                            ==========================     =========================

                                                            --------------------------     -------------------------
Net(loss) Profit per share - basic and diluted                    (0.02)         (0.02)         (0.04)          0.00
                                                            ==========================     =========================

Weighted average number of common shares outstanding          7,684,101      3,022,927      7,537,191      3,022,927
                                                            ==========================     =========================

See accompanying notes to condensed financial statements

               TELETRAK ENVIRONMENTAL SYSTEMS, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               September 30, 1999

                                                                               Unaudited                       Unaudited
                                                                              Three months                    Nine months
                                                                           1999            1998            1999           1998
                                                                       --------------------------       -----------------------
Cash Flow from Operating Activities:
     Net ( Loss ) Profit                                                 (159,172)       (59,235)       (292,751)           605
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation & Amortization                                              13,656         10,257          38,606         29,408
Changes In:
   Accounts receivable                                                    (43,655)        15,119        (230,617)       (42,010)
   Inventory                                                               12,497         73,743         (17,316)       113,408
   Prepaid expenses and other assets                                       (7,427)         3,262           2,335         17,046
   Accounts payable and accrued expenses                                   64,161         33,357         158,025        (26,746)
   Due to/from related party                                              135,535                        148,344

                                                                       --------------------------       -----------------------
       Net Cash used in operating activities:                              15,595         76,503        (193,374)        91,711
                                                                       --------------------------       -----------------------

Cash flows from investing activities:
 Net acquisitions of property and equipment                               (10,193)           552        (246,055)         1,320
                                                                       --------------------------       -----------------------

Cash flows from from financing activities:

  Proceeds from sale of common stock                                       12,500                        122,500
  Proceeds from notes payable - Bank                                                                     106,258
  Proceeds from note payable - Dunedin                                                                    80,000
  Principal payments on notes payable                                     (36,668)       (10,877)        (54,214)       (24,144)

                                                                       --------------------------       -----------------------
       Net Cash provided by financing activities:                         (24,168)       (10,877)        254,544        (24,144)
                                                                       --------------------------       -----------------------

Net Increase (decrease) in Cash                                           (18,766)        66,178        (184,885)        68,887

Cash at the beginning of period                                           130,590          8,486         296,709          5,777

                                                                       --------------------------       -----------------------
Cash at the end of period                                                 111,824         74,664         111,824         74,664
                                                                       ==========================       =======================

Supplemental disclosure of cash flow information:
  Cash paid during the quarter for:
       Interest                                                            13,078          9,642          31,638         30,284
       Taxes                                                                                                                250

Supplemental disclosures of non cash operating
and financing activities:
Notes payable                                                                                             80,000
Acquisition of fixed assets                                                                             (289,000)
Issuance of common stock                                                                                 209,000

See accompanying notes to condensed financial statements

              NOTES TO CONDENSED FINANCIAL STATEMENTS ( UNAUDITED )

( NOTE A ) BASIS OF PRESENTATION AND THE COMPANY:

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and regulations S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results of the three months period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

THE COMPANY:

Advanced Environmental Systems, Inc. ("AES") was a privately held company prior to the merger with Teletrak Environmental Systems, Inc. (the "Company"). It specializes in the manufacture, distribution and licensing of industrial products. One of the products is the Universal Jet Pump also known as the "Mucking Pump". This mucking pump is unique in its design and engineering in that it has no moving parts, making our mucking pump highly effective for the removal of granular, wet or dry, material, including sludge, scale, slurries, sand and heavy shot blasting material. The mucking pump is versatile and has a wide range of applications across many industries, including environmental clean up. The mucking pump is also used as a maintenance tool in the marine, chemical, and waste water industries.

The mucking pump technology has been applied to a variety of other vacuum and filtering systems where governmental standards and laws demand that all surface preparation and removal take place in a dust free environment.

Although AES originally based its business on the mucking pump, AES now manufactures and distribute other industrial products used in surface preparation activities. The product line includes the following:

Rotary Peening tool. This is a vacuum shrouded power tool that provides dust free, high production in the surface preparation and coating removal from virtually any surface.

Needle Scalers. This is a vacuum shrouded surface preparation tool used to reach difficult areas.

Sanders. This line of products, also vacuum shrouded are effectively used in the surface treatment and rust removal.

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

Vacuum blasting equipment. These products are the most versatile and productive tools offered by the Company, useful for heavy duty jobs, as well as, project with light coatings.

With the addition of new power tools lines, as well as, the vacuum blasting equipment, the Company is now beginning to effectively penetrate the surface preparation market. Also, the Company is beginning spare parts, as well as, maintaining special systems. This may spur the Company to establish a service department and operate it as a separate profit center.

( NOTE B ) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[ 1 ] Basic loss per share of common stock

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

[ 3 ] Note payable

At September 30, 1999, the Company had a line of credit with a financial institution in the amount of $ 400,000. Available borrowings are based on a formula of eligible accounts receivable and inventory. The line expires on June 30, 2000; however, borrowings under the line are payable on demand and bear interest at 1.50% above the bank's base rate. At September 30, 1999, the Company had approximately $ 75,000 available for future borrowings.

[ 4 ] Capital

In the third quarter 1999, the Company issued an additional 25,000 shares of common stock at $ .50 per share.

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

Financial Conditions

As of September 30, 1999, the Company had $ 111,824 in cash and current assets in the amount of $ 1,039,061.

The Company recognized sales in the amount of $ 435,803 for the third quarter of 1999 as compared with $ 481,902 for the same period last year. This represents an approximate decline of 9.6%.

For the nine months, the Company recognized sales in the amount of $ 1,473,424 compared to $ 1,318,588 for the same period last year. This increase of 11.8%, is mainly due to the expansion of the Company's product lines.

For the quarter ended September 30, 1999, the Company shows a loss in the amount of $ 159,172 as compared to a loss of $ 59,235 for the same period last year. This translates to a loss per common share of $ .02, which is the same as the comparable period last year.

For the nine months of 1999, the Company shows a loss of 292,751 or $ .04 loss per common share. For the same period last year, the Company showed a profit of $ 605 or $ .00 per common share.

At the end of September 1999, the Company's resources were not adequate to finance the activities for the rest of the year. As a result, management has began negotiations with a European company who is interested in manufacturing certain products in Europe under license. These negotiations are in the preliminary stages and may not come to fruition.

The gross profit of $ 121,560 for the third quarter shows an increase of $ 3,743 as compared with the same period last year. The gross profit percentage has increased from 24.4% to 27.9% in 1999. This increase can be attributed to expanded product mix.

The gross profit for the nine months of 1999 amount to $ 460,868 compared to $ 494,582 for the same period last year. The percentage of gross profit declined from 37.5% for 1998 to 31.2% for the same period in 1999. This is due in part to an increase in raw materials cost on some products and subcontracting costs.

The operating expenses for the nine months show a total of $ 728,007 compared to $ 463,443 for the same period last year. This is due to the added staff of LTC Americas, Inc. as a result of the acquisition that has taken place in the first quarter of this year. This expense will be reduced in the fourth quarter.

Also, the Company expanded its advertising campaign in an effort to secure its share of the market for the newly acquired product lines.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Teletrak Environmental Systems, Inc.


By: /s/ Gerd Reinig
Name: Gerd Reinig
Title: Chairman of the Board


By: /s/ Gerald McNamara
Name: Gerald McNamara
Title: President

Dated: