Form 10KSB
period 1999-12-31
TELETRAK ENVIRONMENTAL SYSTEMS INC
filed 2000-05-12
CIK 722828

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For Fiscal Year Ended December 31, 1999 or

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

Check whether the registrant (1) has filed all reports required to be Section 13 or 15(d) of the Exchange Act during the 12 months (or such shorter period that the registrant was required to reports), and (2) has been subject to such filing requirements for the days. Yes No X

Check if there is no disclosure of delinquent filers pursuant to Item Regulation S-B contained herein, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form l0-KSB. [X]

The aggregate market value of the voting stock held by non-affiliates the registrant at October 8, 1999 was approximately $1,672,237 based on the average bid and asked prices as reported by the NASD Electronic Bulletin Board. For these purposes, the term "affiliates" is deemed to mean the officers and directors of the registrant.

The registrant's revenues for the year ended December 31, 1999 were $1,949,743. At December 31, 1999 there were 7,713,182 shares of common stock outstanding.

Documents Incorporated by Reference:                                     None

Transitional Small Business Format:                                  Yes  No X

                                TABLE OF CONTENTS
                                   FORM 10-KSB


                                                                                                 PAGE
PART I
     Item 1.      Business.........................................................................1
     Item 2.      Properties.......................................................................4
     Item 3.      Legal Proceedings................................................................4
     Item 4.      Submission of Matters to a Vote..................................................4

PART II
     Item 5.      Market for Registrant's Common Stock and Related Stockholder.....................5
     Item 6.      Management's Discussion and Analysis or Plan of Operations.......................5
     Item 7.      Financial Statements............................................................ 10
     Item 8.      Changes in and Disagreements With Accountants or Accounting and
                  Financial Disclosure.............................................................10

PART III
     Item 9.      Directors & Executive Officers; Compliance With Section 16(a) of the
                  Exchange Act.....................................................................11
     Item 10.     Executive Compensation...........................................................12
     Item 11      Security Ownership of Certain Beneficial Owners and Management...................12
     Item 12      Certain Relationships and Related Transactions...................................13
     Item 13      Exhibits, List and Reports on Form 8-K...........................................13

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

         Immediately prior to the effectiveness of the Merger on November 18, 1998, the Company distributed to the pre-Merger stockholders of the Company, one-half Warrant (as hereafter described) for each share of Common Stock held by them upon the effectiveness of the Merger, and 500,000 additional Warrants were issued to Helm and the Company's former management for pro rata distribution in exchange for previously issued warrants held by Helm which were canceled in the Merger. In addition, Helm contributed 5,000,000 shares of the Company's common stock to the Company which were canceled and the holders of all outstanding warrants to purchase the Company's common stock waived and surrendered all rights with respect to such warrants, which were canceled. Simultaneous with the effectiveness of the Merger, the Company sold in a private placement (the "Private Placement") to certain former AES stockholders and affiliates 1,000,000 shares of Common Stock plus warrants (the "Warrants") to purchase up to 500,000 shares of Common Stock at an exercise price of $2.00 per share for a period of three years, redeemable at $.05 per Warrant, at the option of the Company, if the Common Stock trades for three consecutive days at $3.00 per share on any national securities exchange, or the average of the bid and asked prices of the Common Stock in the over the counter markets is over $3.00 for three consecutive trading days. The purchase price (the "Purchase Price") in the Private Placement was $.50 for a unit comprised of one share of Common Stock and one Warrant. As part of the Private Placement, the Company agreed to sell to certain other Helm affiliates (the "Helm Affiliates"), up to 250,000 shares of Common Stock and up to 125,000 Warrants at the Purchase Price. The private placement has been completed in 1999 with all 1,250,000 share of common stock and 625,000 warrants sold.

The Company

         AES, a privately-held company prior to the Merger, specializes in the manufacture, distribution and licensing of industrial jet pumps and related equipment. The design of these pumps based on jet pump technology, with no movable parts, makes this equipment a highly effective portable tool for the removal of granular wet or dry material (including sludge, scale, slurries, sands and heavy shot blasting material), for a wide range of applications across many industries including environmental clean-up of hazardous matter such as lead and other heavy metals and nuclear contaminants and as general maintenance tools in the marine, transportation, chemical and waste water industries. The motive power, compressed gases such as air or steam or pressurized liquids such as water, oils or pulps, provides operating flexibility for hopper loading, cleaning and submersible application, as well as the ability to collect and transport materials over long distances. With no moving parts, the AES pump is designed to be virtually maintenance free and to require no skilled labor to operate. There are more than 1,000 pumps in use today in a wide range of industries, including power plants, steel mills, foundries, oil refineries, chemical and petrochemical operations, food processing facilities, shipyards and marine vessel applications and water treatment plants. This same pump technology has been adapted into an entire manufacturing line of vacuum filtering equipment for use in hazardous sites where strict governmental standards and laws demand that all surface preparation and removal take place in a dust free environment.

         The jet pump technology is also included in the Company's vacuums marketed under the tradenames HAZVAC and ENVIROVAC and the newly aquired line of abrasive blasting and recycling equipment.

         In addition, the Company manufactures and distributes a full line of shrouded, hand operated tools that attach to the Company's vacuum filtering equipment and can be used with the Company's abrasive blasting and recycling equipment. These tools have been designed to work on all surfaces and all types of construction material, both hazardous and non-hazardous.

         AES today offers the most complete line of equipment for remediation and surface preparation where dust and waste generation give problems. All AES equipment is designed to provide POINT OF GENERATION DUST CONTAINMENT AND WASTE CONTROL. Dust control is achieved by providing negative air pressure and shrouds around tools or blast nozzles. The operator is not exposed in any way to unhealthy lead levels or dust.

Research and Development

         It is the Company's policy to expense all research and development costs as they are incurred. Management estimates that the Company spent approximately $150,000 each year on research and development during 1998 and 1997. These amounts are included in the cost of goods sold and are not segregated in the financial statements. These expenditures were in the further development of new heads for the shrouded hand held tool line and completing the design of the Company's abrasive blasting and recycling equipment with special emphasis given to Point of Generation dust Containment With regular frequency, the Company is asked to develop new applications for specific situations. After development, the Company retains the manufacturing rights to produce similar equipment for other customers. In addition, the Company has a research and development contract with the Dept. of Energy. The Company will retain ownership of all intellectual property resulting from this contract.

Marketing and Distribution

         The Company has a sales staff of five people. The sales process typically involves mailing of literature, follow-up communications, technical meetings with customers, requests for proposals and estimating and submittal of proposals for specific projects. The Company has developed ongoing relations with a broad range of customers in various industries and geographical sites. Products are distributed directly to customers by the Company's sales staff or through regional distribution networks. The Company participates in four to six special trade shows and advertisers on a regular basis in the established trade publications.



Dependence on Third Party Suppliers and Manufacturers

         The Company purchases supplies from a variety of regional sources. The Company is not dependent on a single supplier for parts or fabrication and maintains a minimum of two sources of all critical parts.

Dependence on Major Customers

         The Company sells to a wide-range of industries, including power plants, steel mills, foundries, oil refineries, chemical and petrochemical plants, food processing facilities, shipyards and marine vessel manufacturers and water treatment plants and therefore is not dependent on any one major customer.

Competition

         The industrial maintenance equipment and environmental remediation equipment supplier industry in the United States are highly fragmented, with numerous small and medium-sized companies serving niche markets based upon geography, industry, media (air, water, soil, etc.) and technological specialization. Because the Company sells to a wide range of industries, the Company can adapt to changes in the marketplace by allocating its resources to the industry segment providing the most business opportunities. Management believes that its key to success in the industry is the unique design of its products which is regarded as proprietary and is based on proven principles of physics and air/fluid dynamics creating a vacuum/ cyclone in a pumping device that has no moving parts. The Company believes that this creates several advantages over most competitive pumps by permitting applications that involve particle sizes up to 3/4 inches in diameter, material that can cause plugging, and transportation of pumped material for distances up to 500 feet vertical and 1,000 feet horizontal. The pump creates a miniature cyclone effect and removes the desired material from one location to another in a manner similar to a directed cyclone. In addition, the pump's relative small size and ease of cleaning and maintenance are also unique and competitive attributes. The base core technology is also used in the Company's vacuum and filtering products in such a manner as to remove hazardous and non-hazardous substances in a safe and efficient manner. The Company will continue to focus on the application of new technology as well as innovative applications of existing technologies to solve complex surface preparation problems.

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

Proprietary Rights

         The Company and its subsidiaries seek proprietary protection for its products so as to prevent others from commercializing equivalent products in substantially less time and at substantially lower expense. The Company's success will depend in part on the ability of the Company to obtain effective patent protection for the Company's proprietary technologies and products, defend such patents, preserve its trade secrets and operate without infringing upon the proprietary rights of others. The Company and its subsidiaries own the following patents and licenses:

                                     Patents

---------------------------------------------------------------------------------------------------------
                         Title                         Applications or                         Status
                                                       Patent Number
---------------------------------------------------------------------------------------------------------
Sealed Waste Transfer System for Vacuum Blasting       5,529,530                             Patented
---------------------------------------------------------------------------------------------------------
Sealed Waste Transfer System for Vacuum Blasting       5,591,067                             Patented
---------------------------------------------------------------------------------------------------------


---------------------------------------------------------------------------------------------------------
Bolt Head Blaster                                      5,667,430                             Patented
---------------------------------------------------------------------------------------------------------
Pressure Balanced Vacuum Blasthead                     5,709,590                             Patented
---------------------------------------------------------------------------------------------------------
Pressure Balanced Vacuum Blasthead                     European Patent Appln. 96936393.6     Pending
---------------------------------------------------------------------------------------------------------
Pressure Balanced Vacuum Blasthead                     Japanese Patent Application           Pending
---------------------------------------------------------------------------------------------------------
Air Cushioned Vacuum Blast Head                        5,833,521                             Patented
---------------------------------------------------------------------------------------------------------
Unique Power Tool Vacuum Tube Shutoff                  5,524,663                             Patented
---------------------------------------------------------------------------------------------------------

                                    Licenses

Abrasive Blasting System             5,107,630                         Patented


Employees

         The Company currently has 10-12 full and part-time employees. Major management decisions are reviewed by the Company's Board of Directors.


ITEM 2.  PROPERTIES

Massachusetts Lease

         The Company's wholly-owned Massachusetts subsidiary, AES, leases office space at 2 Sutton Road, Webster, Massachusetts from an entity that is owned by Gerd Reinig, Chairman of the Company's Board of Directors, officer and substantial stockholder of the Company. Under the terms of the lease, AES pays $2,000 per month in rent. The term of the lease is month-to-month.

ITEM 3.  LEGAL PROCEEDINGS:

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

None.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

Market Information

         The following table sets forth the bid and ask prices for the Company' stock for the prior two year period:

                                                       Ask             Bid
                                                       ---             ---
                 1999      First Quarter              0.875           0.0375
                           Second Quarter             0.6875          0.25
                           Third Quarter              0.5             0.28125
                           Fourth Quarter             0.625           0.1375

                 1998      First Quarter             $ .01           $ .015
                           Second Quarter              .01             .015
                           Third Quarter               .04             .02
                           Fourth Quarter              .07             .03125

                 1997      First Quarter               .01             .015
                           Second Quarter              .01             .015
                           Third Quarter               .04             .02
                           Fourth Quarter              .07             .03125

         The ask and bid prices cited herein for 1998 and 1997 have been obtained from the Electronic Bulletin Board quotation system of the NASD prior to the Merger.

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


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS OF
OPERATIONS

         AES was initially organized as a Massachusetts corporation January 2, 1996 for the purpose of manufacturing and marketing of jet pumps for pumping or vacuuming of liquids, sludges and slurries in the waste water field that may be contaminated . Even though the sales of these jet pumps proved successful, it soon became apparent that the sale of the pumps as stand-alone units would limit the applications and sales. By late 1997 AES had developed complete systems with the jet pump as the core product, comprising the driving sources, vacuum and holding tanks and the control cabinets all mounted on skids or trailers as self-contained packages. These systems marketed as HazVac(TM) and Envirovacs(TM) and combine advanced jet pump, vacuum and filtration technology. The systems can be transported for diverse applications including removal of hazardous material. With no moving parts the equipment requires extremely little maintenance and can be used for vacuuming a large variety of liquid or solid material, wet or dry.

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


Subsequent Events

         During the first quarter of 2000, the Company had sales of approximately $611,000. Unaudited profits were approximately $62,000. The Company forecasts annualized revenues of approximately $2.4 million dollars and with reduced overhead as a result of consolidation of manufacturing activities, the Company expects to be profitable in the year 2000.

         Approximately 15% of the Company's revenues the first quarter of 2000 were a result of a Private labeling Agreement for the Company's power tools, with the largest distributor of surface preparation equipment and supplies in North America.

Comparison of Revenues of Advanced Environmental Systems After Giving Effect to Merger.

             Fiscal Year               1999            1998             1997
             -----------               ----            ----             ----

Advanced Environmental Systems      1,949,743        1,579,293        1,216,886
(AES)


For the three years prior, after giving effect to the Merger, the Company (Teletrak) had no revenues.

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

         All Warrants, including the 625,000 Private Placement Warrants will expire October 31,2001, however, there is no assurance that the Warrants will be exercised and that Company will receive the proceeds therefrom.

         The Company has a $400,000 revolving line of credit with a major bank, secured by substantially all of the assets of the Company.

         The Company does not have any material commitments for capital expenditures as of the filing of this report.

         Management believes that the revenues being generated from operations, short-term lines of credit and the proceeds from the sale of common stock in the Private Placement will provide sufficient liquidity to meet the Company's working capital needs for the remainder of this fiscal year ending December 31, 2000.

Statement of Operations Data for AES (after giving effect to the Merger):

                                                            Years ended
                                    -------------------------------------------------------------

                                    Dec 31, 1999            Dec 31, 1998             Dec 31, 1997
                                    ------------            ------------             ------------
Product Sales                          1,949,743               1,579,293                1,216,886
Cost of Sales                          1,310,486                 947,040                  808,891
                                      ----------              ----------               ----------
Gross Margins                            639,257                 632,253                  407,995
SGA&A, Eng. R&D                        1,136,585                 749,318                  876,264
                                      ----------              ----------               ----------
Gain/loss before taxes                 (672,050)                (167,112                (468,369)
                                      ----------              ----------               ----------
Net Gain/Loss                          (671,038)               (168,646)                (468,369)

Balance Sheet Data
Current Assets                           880,408               1,007,105                  754,228
Current Liabilities                    1,215,228                 604,121                  661,299
                                      ----------              ----------               ----------
Working capital                        (334,820)                 402,984                   92,929
Total assets                           1,479,672               1,208,286                1,006,851
Long term obligations                     49,221                  61,906                  124,648
                                      ----------              ----------               ----------

Shareholders Equity                      215,223                 542,259                  220,904


Analysis of Operations for Fiscal 1999 & 1998

Fiscal 1999

         The operating loss of $129,847 for 1998 increased to a net operating loss of $671,038 for fiscal year 1999. The loss was a result of investments in the acquisition of LTC, management and staff, the costs of the Merger and becoming a public company, and the investment for developing an abrasive vacuum blasting and recovery/recyling system.

         In 1999, a chief financial officer was added to the Company's management team. In management's opinion, this position was needed to insure proper financial reporting.

         During 1999, AES successfully developed, designed, and tested equipment capable of vacuuming, and recycling Bar Shot blasting abrasive. This abrasive is becoming more widely used by the shipbuilding industry because of its increased productivity over conventional abrasives. The equipment is capable of recycling the abrasive four times, thus substantially reducing abrasive consumption, acquisition cost for the abrasive and, more importantly, drastically reducing solid waste disposal costs. Testing was completed on the technology at Ingalls Shipyard, a Division of Litton Industries, a large shipbuilding facility in Pascagoula, MS. Ingalls subsequently placed a $131,000 order for a system that was delivered and successfully started up in the first quarter of 1999. This was the first system developed to recycle this special abrasive. The Company received substantial subsequent orders from Ingalls at the end of fiscal year 1999, amounting to over $321,000 for some of its' rental equipment as well as ancillary products.

         Continued strong demand for the Company's technologies increased sales by approximately 23% to $1,949,743. Management believes that improved manufacturing efficiencies and better cost controls should position the Company to achieve close to a 40% margin in fiscal 2000. The Company's tools and jet pump vacuum technology is being used extensively in the decontamination of Yankee Atomic Facility in Rowe, MA. Such facility is the first commercial nuclear plant in the U.S. to be decommissioned and decontaminated. Based on the success at Yankee, the Company is expecting significant business in other commercial nuclear plants slated for decommissioning by the Nuclear Regulatory Commission.

         Steps have been taken in early 2000 to bring the Company's SG&A costs into line with revenues. The first quarter 2000 shows the results of the restructuring with sales of $611,000 and a net profit of approximately $62,000, a substantial improvement and a reversal of last year's trend.


Fiscal 1998

         AES reduced the net operating loss of $469,974 for 1997 to a net operating loss of $129,847, a substantial decrease of $330,127 for fiscal year 1998. The loss was a result of investments in management and staff, the costs of the Merger and becoming a public company, and the investment for developing an abrasive vacuum blasting and recovery/recyling system.

         Two regional sales managers were added to the Company's sales staff. This was done to assure sales coverage along the eastern seaboard. The training costs and all expenses associated with this transaction were expensed as incurred. Furthermore, in 1998, a corporate controller was also added to the Company's management team. In management's opinion, the controller was needed to insure proper financial reporting.

         AES successfully developed, designed, and tested equipment capable of vacuuming, and recycling Bar Shot blasting abrasive. This abrasive is becoming widely used by the shipbuilding industry because of its increased productivity over conventional abrasives. The equipment is capable of recycling the abrasive four times, thus substantially reducing abrasive consumption, acquisition cost for the abrasive and, more importantly, drastically reducing solid waste disposal costs. Testing was completed on the technology at Ingalls Shipyard, a Division of Litton Industries, a large shipbuilding facility in Pascagoula, MS. Ingalls subsequently placed a $131,000 order for a system that was delivered and successfully started up in the first quarter of 1999. This was the first system developed to recycle this special abrasive. The Company anticipates additional orders from Ingalls, and has quoted other major shipbuilders. The cost of engineering and testing of this new unit was expensed as incurred.

         Continued strong demand for the Company's technologies increased sales by 30% to $1,580,155. The gross margin increased to 36.5% from 33.5% in the prior year. Management believes that improved manufacturing efficiencies and better cost controls should position the Company to achieve close to a 40% margin in fiscal 1999. The Company's tools and jet pump vacuum technology is being used extensively in the decontamination of Yankee Atomic Facility in Rowe, MA. Such facility is the first commercial nuclear plant in the U.S. to be decommissioned and decontaminated. Based on the success at Yankee, the Company is expecting significant business in other commercial nuclear plants slated for decommissioning by the Nuclear Regulatory Commission.

State of Readiness

         The Company's IT systems are largely centralized, with substantially all systems maintained in the Company's corporate headquarters in Webster, Massachusetts. The Company has developed its own standards for systems which include both purchased and internally-developed software. The Company's IT hardware infrastructure is built mainly around mid-range computers and IBM PC-compatible servers and desktop systems. The Company's internally-developed software was designed to be year 2000 ready from inception All of the Company's mid-range IT hardware has been remedied to a state of year 2000 readiness.

ITEM 7.  FINANCIAL STATEMENTS

         The financial statements required by Regulation S-B are included in this Annual Report on Form 10-KSB commencing on page 16.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING A FINANCIAL DISCLOSURE

         Richard A. Eisner & Company, LLP audited the Company's financial statements for the year ended December 31, 1998. No independent audits were performed and the Company did not include audited financial statements in its Form 10-KSB for 1995, 1996 and 1997 because the Company qualified as an inactive registrant under the provisions of Rule 3-11 of Regulation S-X.

         On January 14, 2000 Carlin, Charron & Rosen, LLP was appointed as the Company's independent certified public accountants.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

         The directors and nominees serve, if and when elected, until the next annual shareholders meeting and until their successors are elected and qualified.

         The following table sets forth regarding the Company's directors, executive officers and control persons:

                 Name                    Age     Position
                 ----                    ---     --------

                 Gerd E. Reinig          61      Chairman of the Board


                 Gerald P. McNamara      51      Director, President and Chief
                                                 Executive Officer
                 Heinz Buhr              49      Director

                 William P. Gagnon       54      Director

                 Glen Wegner             61      Director

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

ITEM 10.  EXECUTIVE COMPENSATION

         For the fiscal years ended December 31, 1999, no cash compensation was paid to the Company's Chairman to any other executive officer with the exception of Gerald McNamara, President and Chief Executive Officer, who draws an annual salary of $80,000 from AES. Mr. McNamara also receives the following perquisites on an annual basis: (1) $5,899 in health insurance premiums; (2) $636 in dental insurance premiums and (3) $14,495 in life insurance premiums. The Company's outside directors received no cash fees during 1999.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table provides information as of December 31, 1999, of each person known by the Company to be the beneficial owner of five percent or more of the Company's Common, by each current officer and director and all current officers and directors as a group. Except as otherwise indicated, each named holder has, to the best of the Company knowledge, sole voting and investment power with respect to the shares indicated.

    Name And Address Of Beneficial Owner            Common Stock Beneficially      Percentage Of
                                                    Owned                          Outstanding
    Helm Capital Group, Inc.                         1,176,507(1)                  13.6%
    537 Steamboat Road
    Greenwich, CT 06830

     Gerd Reinig                                     1,599,263(2)                  21.2%
     c/o Teletrak Environmental Systems, Inc.
     2 Sutton Road
     Webster, MA 01570


     Heinz Buhr                                        762,750(3)                  10.3%
     Am Hambuch 18
     D53340 Meckenheim
     Germany

     William Gagnon                                    600,000(4)                   7.9%
     C/o Teletrak Environmental Systems, Inc.
     2 Sutton Road
     Webster, MA 01570

     Dr. Glen Wegner                                   412,500(5)                   5.5%
     C/o Teletrak Environmental Systems, Inc.
     2 Sutton Road
     Webster, MA 01570

     Gerald McNamara                                   399,750(6)                   5.4%
     C/o Teletrak Environmental Systems, Inc.
     2 Sutton Road
     Webster, MA 01570

     All Officers and Directors as a  group (6       3,774,263                       51%
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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit Number          Description                            Location
--------------          -----------                            --------
3.1                     Certificate of Incorporation           Incorporated  by reference to Exhibit
                                                               3(a)  to the  Company's  Registration
                                                               Statement on Form S-1 (No. 2-84930)

3.2                     Certificate of Amendment to            Incorporated  by reference to Exhibit
                        Certificate of Incorporation           3(a)  to the  Company's  Registration
                                                               Statement on Form S-1 (No. 2-84930)

3.3                     Certificate of Amendment to            Incorporated by reference to Exhibit
                        Certificate of Incorporation           3.2(A) to the Company's Registration
                                                               Statement on Form S-2 (No. 2-30374)

3.4                     Certificate of Amendment to            Incorporated by reference to Exhibit
                        Certificate of Incorporation           3.4 to the Company's Annual Report
                                                               on Form 10-KSB for 1991

3.5                     Certificate of Amendment to the        Incorporated  by reference to Exhibit
                        Certificate of Incorporation           B  to   the   Company's   Information
                                                               Statement filed on September 4, 1998

4.1                     Form of Common Stock Warrant           Incorporated  by reference to Exhibit
                                                               10.2 of the Company's  Form 8-K filed
                                                               on February 19, 1999.

                        Agreement  and Plan of  Merger by and  Incorporated  by reference to Exhibit
10.1                    among AES, the Company,  Helm and the  10.1 of the Company's  Form 8-K filed
                        Merger Sub, dated July 24, 1998        on February 19, 1999.
4.2                     Consent  of  Carlin,  Charron & Rosen  **
                        LLP

**  Filed herewith

                      TELETRAK ENVIRONMENTAL SYSTEMS, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998



















                                       F1

                      TELETRAK ENVIRONMENTAL SYSTEMS, INC.

                                TABLE OF CONTENTS





                                                                    PAGE NUMBER


Independent Auditor's Report                                            17

Financial Statements:

   Consolidated Balance Sheet                                           18

   Consolidated Statements of Operations                                19

   Consolidated Statement of Changes in Stockholders' Equity            20

   Consolidated Statements of Cash Flows                                21

   Notes to Financial Statements                                      22 - 28













                                       F2

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Teletrak Environmental Systems, Inc.
Webster, Massachusetts


We have audited the accompanying consolidated balance sheet of Teletrak Environmental Systems, Inc. and Subsidiaries as of December 31, 1999 and the related statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Teletrak Environmental Systems, Inc. and subsidiaries as of December 31, 1999 and the consolidated results of its operations and its consolidated cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in the financial statements, the Company has an accumulated deficit at December 31, 1999, has suffered a substantial net loss during 1999 and obtained a waiver from its creditor regarding noncompliance with debt covenants that raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also disclosed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


CARLIN, CHARRON & ROSEN LLP

April 26, 2000

New York, New York
March 11, 1999

With respect to Note I[1]
March 23, 1999

With respect to Note July 23, 1999 and August 27, 1999
With respect to Note J [2]
August 19, 1999


                                       F3

                      TELETRAK ENVIRONMENTAL SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1999

                                                                      1999
CURRENT ASSETS
Cash                                                                $    22,919
Accounts receivable - trade                                             397,477
Inventory                                                               443,991
Other current assets                                                     16,021

TOTAL CURRENT ASSETS                                                    880,408


PROPERTY, PLANT AND EQUIPMENT                                           218,618

OTHER ASSETS                                                            380,646

TOTAL ASSETS                                                        $ 1,479,672


CURRENT LIABILITIES
Notes payable                                                       $   550,000
Accounts payable                                                        319,036
Accrued liabilities                                                      95,230
Due to related parties                                                  201,562
Current portion of long-term debt                                        62,339

TOTAL CURRENT LIABILITIES                                             1,228,167


LONG-TERM DEBT NET OF CURRENT PORTION                                    36,282

TOTAL LIABILITIES                                                     1,264,449


STOCKHOLDERS' EQUITY
Common stock                                                              7,694
Additional paid-in capital                                            1,516,434
Retained earnings                                                    (1,308,905)

TOTAL STOCKHOLDERS' EQUITY                                              215,223


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 1,479,672



                                       F4

                      TELETRAK ENVIRONMENTAL SYSTEMS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                    1999               1998

NET SALES                                       $ 1,949,743       $ 1,579,293

COST OF GOODS SOLD                                1,310,486           947,040

GROSS PROFIT                                        639,257           632,253


OPERATING EXPENSES
Advertising                                          55,234            29,649
Selling, General & Administrative expenses        1,136,585           749,318
Bad debts                                            72,082            15,000

TOTAL OPERATING EXPENSES                          1,263,901           793,967


OPERATING INCOME                                   (624,644)         (161,714)
OTHER INCOME (EXPENSE))
Other income                                          4,947            19,288
Other expenses                                      (52,353)

TOTAL OTHER EXPENSE                                 (47,406)

INCOME BEFORE PROVISION FOR
INCOME TAXES                                       (672,050)         (167,112)

PROVISION FOR INCOME TAXES                           (1,012)            1,534

NET INCOME                                        ($671,038)        ($168,646)


LOSS PER SHARE                                        $(.09)            $(.04)


WEIGHTED AVERAGE SHARES OUTSTANDING               7,552,850         3,969,037






                                       F5

                      TELETRAK ENVIRONMENTAL SYSTEMS, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                      FOR THE YEAR ENDED DECEMBER 31, 1999



                                                                 Common Stock                     Additional
                                                       Par Value $.001                                        Paid-In
                                                                              Accumulated
                                              Shares Amount Capital Deficit Total

January 1, 1999                        7,252,927         $     7,253         $ 1,172,875         $  (637,867)         $   542,261

Issuance of common stock and
 warrants                                460,225                 441             343,559            (646,038)             344,000

Net loss                                    --                  --                  --                  --               (646,038)
                                     -----------         -----------         -----------         -----------          -----------

December 31, 1999                      7,713,152         $     7,694         $ 1,516,434         $ 1,283,905          $   240,223
                                     ===========         ===========         ===========         ===========          ===========












                                       F6

                      TELETRAK ENVIRONMENTAL SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                          1999                1998
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                            $(671,038)         $(168,644)
   Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for doubtful accounts                                      20,000             15,000
     Reserve for obsolete inventory                                       25,000                 --
     Depreciation and amortization                                        61,138             41,192
     Write-off of fixed assets                                                --              8,351
     Loss on write-off of investments                                         --              3,330
     Changes in operating assets and liabilities:
       (Increase) decrease in:
         Accounts receivable                                            (196,184)            14,186
         Inventories                                                    (103,893)           126,882
         Prepaid expenses and other assets                                27,984            (29,498)
       Increase (decrease) in:
         Accounts payable and accrued liabilities                        134,349            (60,721)
         Due to related party                                            128,266             (2,280)
                                                                       ---------          ---------
NET CASH USED FOR OPERATING ACTIVITIES                                  (574,378)           (52,202)
                                                                       ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment                                   (87,561)            (1,700)
   Purchase of other assets                                              (82,655)                --
                                                                       ---------          ---------

NET CASH USED FOR INVESTING ACTIVITIES                                  (170,216)            (1,700)
                                                                       ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net borrowings on line of credit                                      150,000                 --
   Proceeds from shareholder note payable                                150,000                 --
   Proceeds from the sale of stock                                           232            410,000
   Subscription receivable                                                80,000                 --
   Repayment of long-term debt                                           (44,193)           (65,166)
   Additional paid-in capital                                            134,765                 --
                                                                       ---------          ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                470,804            344,834
                                                                       ---------          ---------
INCREASE (DECREASE) IN CASH                                             (273,790)           290,932

CASH - BEGINNING                                                         296,709              5,777
                                                                       ---------          ---------
CASH - ENDING                                                          $  22,919          $ 296,709
                                                                       =========          =========

                                       F7

                      TELETRAK ENVIRONMENTAL SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

     The Company was incorporated on January 5, 1983 as Helm Advanced Technology Center, Inc. On April 25, 1983, the Company changed its name to Teletrak Advanced Technology Systems, Inc. and on November 18, 1998, the Company changed its name to Teletrak Environmental Systems, Inc. when the Company, an inactive entity, effected a merger with Advanced Environmental Systems, Inc. ("AES"). The merger was consummated through an exchange of shares that resulted in the former AES shareholders receiving control of Teletrak. The merger is accounted for as a recapitalization and has been treated as a capital transaction for accounting purposes. In accordance with the merger, Teletrak issued 3,750,000 shares of its common stock to the shareholders of AES in exchange for the outstanding common stock of AES. In connection therewith, AES's historic capital accounts were retroactively adjusted to reflect the equivalent number of shares issued by Teletrak in the transaction while AES's historical accumulated deficit was carried forward. AES is an operating company that is engaged in the marketing, distribution and licensing or industrial pumps and related equipment used primarily in environmental remediation. All significant intercompany balances and transactions were eliminated in consolidation.

     Management is developing a plan to improve cash position including focusing its sales in profitable product lines, as well as introducing new LTC products (see Note ).

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Inventories
         Inventories are stated at the lower of cost (first-in, first-out) or market value.

     Property and Equipment
         Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets ranging from 3 to 7 years. Expenditures for maintenance and repairs are charged to operations as incurred.

     Revenue Recognition
         Shipments on a consignment basis are carried in inventory until such items are sold.



                                       F8

     Cash Equivalents
         The Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.

     Income Taxes
         The Company accounts for income taxes according to the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and income tax bases of assets and liabilities and are measure using enacted tax rates and laws that will be in effect when the differences are expected to reverse. The primary components of the Company's deferred tax assets are net operating losses.

     Use of Estimates
         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Loss Per Common Share
         The Company calculates net loss per share pursuant to Statement of Financial Accounting Standards No. 128 "Earnings Per Share", which requires the presentation of basic and diluted earnings per share information. Basic and diluted loss per share exclude any dilutive effects of options, warrants and convertible securities.

     Research and Development
         The Company expenses costs of research and development activities as incurred.

3.   INVENTORIES

     Inventories consist of the following at December 31, 1999:

                  Finished goods                           $  235,000
                  Components and replacement parts            233,991
                                                           ----------
                                                              468,991
                  Reserve for obsolescence                    (25,000)
                                                           ----------
                                                           $  443,991
                                                           ==========




                                       F9

4.   PROPERTY AND EQUIPMENT

     Property and equipment consist of the following at December 31, 1999:

         Machinery and equipment                           $ 273,534
         Office equipment                                     74,248
                                                           ---------
                                                             347,782
         Less - accumulated depreciation                     129,164
                                                           ---------
                                                           $ 218,618
                                                           =========


5.   NOTES PAYABLE - BANK

     At December 31, 1999, the Company had a $400,000 line of credit with a bank which expires on June 30, 2000. Available borrowings are based on a formula of eligible accounts receivable and inventory. Outstanding borrowings under the line are payable on demand and bear interest at 1.50% above the bank's base rate (8.50% at December 31, 1999).

     At December 31, 1999, the Company was not in compliance with required financial covenants.

6.   LONG-TERM DEBT

         Loan with a bank, payable in monthly installments of $1,959 plus interest at the bank's base rate plus 2.00% through August 2001.
         However, such periodic payments are deemed accelerated and may be payable during 2000. Both loan facilities are secured by
         substantially all of the Company's assets.                                    $   36,439

         Note payable to a stockholder, payable in monthly
         principal and interest installments of $2,581 through
         March 2002.  Interest is calculated at 10% per annum.                             62,182
                                                                                       ----------
                                                                                           98,621
         Less - current maturities                                                         62,339
                                                                                       ----------

         Long-term debt, net of current maturities                                     $   36,282
                                                                                       ==========



                                      F10

     Principal repayments on long-term debt are due as follows:

              2000                                           $  49,400
              2001                                              41,600
              2002                                               7,621
                                                             ---------
                                                             $  98,621
                                                             =========

7.   RELATED PARTY TRANSACTIONS

     The Company rents its premises from an entity owned by a stockholder who is a director and officer of the Company. Rent is $2,000 per month. To date, the Company has not paid rent and $72,000 of accrued rent is recorded as a liability in the financial statements. Rent expense of $24,000 has been charged to operations during 1999. In addition, the Company purchases supplies from this entity. At December 31, 1999, amounts payable to the related party aggregated $95,022.

     The Company also purchased supplies from another related party during the year ended December 31, 1999 in the amount of $49,452. This amount is payable at December 31, 1999.

8.   TAXES ON INCOME

     The Company's deferred tax asset at December 31, 1999 represented a benefit from a net operating loss carryforward of $520,000 which is reduced by a valuation allowance of $520,000. The Company's ability to generate future taxable income to utilize these net operating loss carryforwards is not presently determinable. The Company's provision for income taxes for the period ended December 31, 1999 are comprised of the deferred tax items. The Company's ability to utilize its net operating loss carryforwards may be subject to an annual limitation in future periods pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, if additional transactions and/or ownership changes take place. Net operating losses of the pre-merger public entity, old Teletrak, are subject to a Section 382 limitation and any potential benefit is considered de minimis.

     The difference between the statutory federal income tax rate on the Company's net loss and the Company's effective income tax rate for the year ended December 31, 1999 is summarized as follows:

         Statutory federal income tax benefit rate              (34.0)%
         State income tax benefit, net of federal benefit        (6.0)
         Increase in valuation allowance                         40.0
                                                                -----
                                                                  0.0%
                                                                =====
     At December 31, 1999, the Company had available for federal income tax purposes a net operating loss carryforward of approximately $1,300,000 expiring through the year 2019 that may be used to offset future taxable income.



                                      F11

9.   STOCKHOLDERS' EQUITY

     Private Placement
         Pursuant to the merger agreement between Teletrak and AES, the Company was authorized to sell certain AES stockholders or affiliates up to 500,000 units, consisting of two post-merger shares of Teletrak common stock ("New Common Share") and one warrant to purchase an additional New Common Share for $2.00 for a period of three years ("Warrant"), (collectively a "Unit"), at a purchased price of $1.00 per Unit. The Company was also authorized to sell up to 125,000 Units to holders of Teletrak's post merger common stock or their affiliates.

         As of December 31, 1999, all 625,000 Units had been sold to AES stockholders and affiliates and 100,000 Units sold to former Teletrak stockholders and affilaites.

         Shares have not been reserved for the exercise of warrants.


     Warrants
         Immediately preceding the merger, each of Teletrak's shareholders received one-half of a warrant for each post-split common share held by them upon the effectiveness of the merger, for a total of 1,261,463 warrants. In addition, 493,000 warrants were issued to pre-merger warrant holders in exchange for warrants canceled pursuant to the merger and 7,000 additional warrants were issued.

         At December 31, 1999, the Company has outstanding 2,461,466 warrants, each to purchase one share of common stock at $2.00 per share. The warrants are exercisable through September 27, 2001. The warrants are redeemable at $.05 per warrant at the Company's option if the common shares trade for three consecutive days at $3.00 per share on any national securities exchange or if the average bid and asked price of the common shares in the over the counter markets is over $3.00 per share for three consecutive trading days.

10.  ASSET PURCHASE

     In February 1999, the Company purchased designated assets (including inventory, fixed assets and certain intangible assets) of a company and its subsidiary that manufactures, sells and rents vacuum blasting equipment. The transaction is accounted for as a purchase. The total purchase price was $500,000 and consists of $211,000 in cash, $80,000 in promissory notes bearing interest at 10% per annum and payable in 36 equal monthly installments and 209,000 shares of common stock. The purchase price was allocated among the tangible and intangible assets acquired based on their fair values. In addition, the Company is assuming the seller's operating leases including premises, photocopier and telephone services, related services contracts and a supply contract.

     On August 19, 1999, the Company entered into a promissory note to borrow $150,000 from a stockholder who is a director and officer. Under the note, the principal sum and interest at the interest rate of 10% per annum on a monthly basis is due August 20, 2000.


                                      F12

                      TELETRAK ENVIRONMENTAL SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.


Signature                      Title                                    Date

______________________         Chairman of the Board
Gerd E. Reinig

______________________         Director, President and
Gerald P. McNamara             Chief Executive Officer

______________________         Director
Heinz Buhr

______________________         Director
Glen Wegner

______________________         Director
William P. Gagnon