Form 10QSB
period 2000-03-31
TELETRAK ENVIRONMENTAL SYSTEMS INC
filed 2000-08-24
CIK 722828

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549 FORM 10-QSB QUARTERLY REPORT UNDER SECTION 13 OR 15 (B) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR QUARTER ENDED: MARCH 31, 2000 COMMISSION FILE NUMBER: O-13670 Teletrak Environmental Systems, Inc Delaware 13-3187778 State or other jurisdiction of IRS Employer Incorporation or organization Idendification No. 2 SUTTON RD WEBSTER MA 01570 Tel: (508) 949-2430 Fax: (508) 949-2473 Indicates by check mark whether the registrants(1) has filed all reports required to be filed by Section 13 of 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES __X___ NO ______ At March 31, 2000, there were 7,713,182 shares of the Company's common stock outstanding. PAGE 1 OF 9 Page 2 PART 1 INDEX FINANCIAL INFORMATION PAGE Item 1. Consolidated Financial Statements Consolidated Balance Sheet as of Dec 31, 1999, March 31, 2000 3 Unaudited Consolidated Statements of Operations for the Three Months Ended March 31, 1999 and March 31, 2000 4 Unaudited Consolidated Statement of Cash Flows for the Three Months Ended March 31, 1999 and March 31, 2000 5 Notes to Consolidated Financial Statements 6 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations 8 Page 2 of 9

TELETRAK ENVIRONMENTAL SYSTEMS INC

CONSOLIDATED BALANCE SHEET

MARCH 31, 2000

UNAUDITED AUDITED

ASSETS 03/31/00 12/31/99

CURRENT ASSETS:

CASH 39,863 22,919

ACCOUNTS RECEIVABLE 534,696 447,477

ALLOWANCE FOR DOUBTUL ACCOUNTS (50,000) (50,000)

INVENTORY 465,590 443,991

OTHER CURRENT ASSETS 16,189 16,021

TOTAL CURRENT ASSETS 1,006,338 880,408

PROPERTY & EQUIPMENT 337,150 347,782

LESS: ACCUMULATED DEPRECIATION (139,695) (129,164)

NET 197,455 218,618

OTHER ASSETS 374,654 380,646

TOTAL ASSETS 1,578,446 1,479,672

LIABILITIES & STOCKHOLDERS EQUITY

NOTES PAYABLE 599,220 550,000

LONG TERM DEBTS 102,161 98,621

A/P & ACCRUED EXPENSES 434,529 414,266

DUE TO RELATED PARTIES 149,819 201,562

TOTAL LIABILITIES 1,285,729 1,264,449

STOCKHOLDERS' EQUITY

PREFERRED STOCK - $.001 PAR VALUE. 5,000,000 SHARES

AUTHORIED NONE ISSUED

COMMON STOCK- $.001 PAR VALUE.

25,000,000 SHARES AUTHORIED 7,694 7,694

7,252,927 AT 12/31/98, 7,252,927

AT 3/31/99 SHARES ISSUED & OUTANDING

ADDITIONAL PAID IN CAPITAL 1,516,434 1,516,434

RETAINED EARNINGS (1,308,905) (637,867)

CURRENT YEAR EARNINGS(LOSS) 77,494 (671,038)

TOTAL STOCKHOLDERS' EQUITY 292,717 215,223

TOTAL LIABILITIES & STOCKHOLDERS

EQUITY 1,578,446 1,479,672

TELETRAK ENVIRONMENTAL SYSTEMS INC & SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

THREE MONTHS ENDED

MARCH 31, 2000

UNAUDITED AUDITED

2000 1999

NET SALES 610,826 515,326

COST OF GOODS SOLD 314,326 355,906

GROSS PROFIT 296,500 159,420

OPERATING EXPENSES:

SELLING, G&A EXPENSES 220,502 183,800

ADVERTISING 0 11,470

BAD DEBT 0

TOTAL OPERATING EXPENSES 220,502 195,270

PROFIT(LOSS) FROM OPERATIONS 75,998 (35,850)

INTEREST EXPENSES 14,836 7,511

OTHER INCOME/EXPENSES

PROFIT(LOSS) BEFORE

PROVISION OF INCOME TAXES 61,162 (43,361)

PROVISION FOR INCOME TAXES 0

NET PROFIT(LOSS) 61,162 (43,361)

NET GAIN (LOSS) PER SHARE 0.01 (0.01)

WEIGHTED AVERAGE NUMBER

OF COMMON SHARES OUTSTANDING 7,329,560 7,329,560

TELETRAK ENVIRONMENTAL SYSTEMS, INC

CONSOLIDATED STATEMENTS OF CASH FLOW

THREE MONTHS ENDED MARCH 31, 2000

UNAUDITED

2000 1999

CASH FLOW FROM OPERATING ACTIVITIES:

NET INCOME(LOSS) 77,494 (43,361)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET

CASH USED IN OPERATING ACTIVITIES:

PROVISION FOR DOUBTFUL ACCOUNTS

DEPRECIATION & AMORTIZATION 24,073 12,095

WRITE OFF OF FIXED ASSETS 0 0

GAIN/LOSS ON WRITE OFF OF INVESTMENT 0 0

CHANGES IN:

ACCOUNTS RECEIVABLE (87,219) (148,875)

INVENTORY (21,599) (1,520)

PREPAID EXPENSES & OTHER ASSETS (7,693) 54

A/P AND ACCURED EXPENSES 20,248 99,748

DUE TO/FROM RELATED PARTY (51,743) 10,038

NET CASH USED IN OPERATING ACTIVITIES: (46,439) (107,821)

CASH FLOWS FROM INVESTING ACTIVITIES:

ACQUISITIONS OF PROPERTY & EQUIPMENT 10,623 (237,297)

CASH FLOWS FROM FINANCING ACTIVITIES:

PROCEEDS FROM SALE OF COMMON STOCK

PRINCIPAL PAYMENTS ON NOTES & LOANS PAYABLE 52,760 142,889

NET CASH PROVIDED BY FINANCING ACTIVITIES: 52,760 142,889

NET INCREASE(DECREASE) IN CASH 16,944 (202,229)

CASH AT THE BEGINNING OF PERIOD 22,919 296,709

CASH AT THE END OF PERIOD 39,863 94,480

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID DURING THE QUARTER FOR:

INTEREST 14,836 7,511

TAXES 0 0

SUPPLEMENTAL DISCLOSURES OF NON-CASH OPERATING AND FINANCING ACTIVITIES:

COMMON STOCK SUBSCRIPTIONS RECEIVABLE 80,000

INVENTORY (80,000)

FIXED ASSETS (209,000)

COMMON STOCK 209,000

 NOTES TO CONDENSED FINANCIAL STATEMENTS Unaudited Note A *Basis of presentation and the company BASIS OF PRESENTATION The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instruction to form 10 QSB and regulations S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presen- ation have been included. Operating results of the three months period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. THE COMPANY: Advanced Environmental Systems Inc. (AESI) now a wholly owned subsidiary, was a privately held company until pur- chased by Teletrak Advanced Technology Inc in late 1998. The transaction was recorded as a reversed merger, AESI became the controlling entity and the company was renamed Teletrak Environmental Systems, Inc. (TAES). TAES specializes in the manufacture, distribution and licens- ing of industrial jet pumps and related equipment.The design of these pumps based on jet pump technology, with no movable parts, makes this equipment a highly effective port- able tool for the removal of granular wet or dry material (including sludge, scale, slurries, sands and heavy shot blasting material), for a wide range of applications across many industries including environmental clean-up of haz- ardous matter such as lead and other heavy metals and nuclear contaminants and as general maintenance tools in the marine, transportation, chemical and waste water ind- ustries. The motive power, compressed gases such as air or steam or pressurized liquids such as water, oils or pumps, provides operating flexibility for hopper loading, cleaning and submersible application, as well as the ability to collect and transport materials over long distances. With no moving parts, the AES pump is designed to be virt- ually maintenance-free and requires no skilled labor to operate. There are more than 1,000 pumps in use today in a wide range of industries, including power plants, steel mills, foundries, oil refineries, chemical and petrochemical operations, food processing facilities, shipyards and marine vessel applications and water treatment plants.This same pump technology has been adapted into an entire manu- facturing line of vacuum filtering equipment for use in haz- ardous sites where strict governmental standards and laws demand that all surface preparation and removal take place in a dust free environment. The jet pump technology is also included in the Company's vacuums marketed under the trade names HAZVAC and ENVIROVAC and the newly acquired line of abrasive blasting and re- cycling equipment. In addition, the Company manufactures and distributes a full line of shrouded, hand operated tools that attach to the Company's vacuum filtering equipment and can be used with the Company's abrasive blasting and recycling equipment. These tools have been designed to work on all surfaces and all types of construction material, both hazardous and non-hazardous. The operator is not exposed in any way to unhealthy lead levels or dust. TAES today offers the most complete line of equipment for remediation and surface preparation where dust control and waste generation give problems. All TAES equipment is designed to provide POINT OF GENERATION DUST CONTAINMENT AND WASTE CONTROL. Page 6 of 9 (NOTE B) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: [1] Basic profit/loss per share of common stock: The company adopted Statement of Financial Accounting Standards No. 128 (SFAS No. 128). The basic profit/loss per share of common stock is based on weighted average number of shares outstanding. Stock options did not have an effect on the computation of the gain/loss per share. The adoption of SFAS No. 128, which requires a retroactive adjustment did not have a material effect on the company's financial statements. [2] Research and engineering costs All costs incurred in the research and engineering of new and existing products are expensed in the period incurred. [3] Notes Payable At March 31, 2000 the company had a line of credit with a financial institution in the amount of $400,000. Available borrowings are based on a formula of eligible accounts receivable and inventory. The line expires on June 30, 2000 outstanding borrowings under line are payable on demand and bear interest at 1.50% above bank's base rate. On August 19, 1999 the Company entered into a promissory note to borrow $150,000 from a stockholder who is a director and officer of the company. Under the note, the principal sum and interest at the interest rate of 10% per annum on a monthly basis is due August 20, 2000. Part of the acquisition price of LTC Americas, Inc. completed in February, 1999 included a $80,000 promissory note bearing an interest rate of 10% per annum, payable in 36 equal monthly installments of which at March 31, 2000 $55,941 is remaining. [4] Due to related parties includes accrued rent and supplies of $149,474 due to a stockholder, officer and director of the company and $49,452 for supplies due to another stockholder who is also a director of the company. PAGE 7 OF 9 QUARTER ENDED 03/31/2000 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS The following discussion and analysis should be read in conjunction with the financial statements included in this report and in conjunction with the description of the company's business included in the company's form 10-KSB for the year ended December 31, 1999. It is intended to assist the reader in understanding and evaluating the financial position of the company. This discussion contains, in addition to historical information, forward looking statements that involve risks and uncertainties.The company's actual results could differ materially from the results discussed in the forward looking statements.The financial statements included in this statement are condensed and consolidated for Teletrak and Advanced Environmental. Also the statements are unaudited. Financial Conditions As of March 31, 2000 the company had $39,863 in cash. Trade receivables, net of allowance for bad debts in the amount of $50,000 are $484,696. The inventory was valued at $465,500. The total assets amount to $1,578,446. The total current liabilities as of March 31, 2000 amount to $1,285,729. For the quarter ended March 31, 2000, the company shows a net profit in the amount of $61,162 as compared to a loss of $43,361 for the same period last year. This translates to a net profit per common share of $.01 as compared to a loss of $.01 for the same period last year. The company recognized sales in the amount of $610,826 for the first quarter of 2000 as compared with $515,536 for the same period last year. This increase of 19% can be attributed to an expanded distribution network. Gross profit of $296,500 for the first quarter 2000, an improvement from 31% to 48.5% compared to the first quarter of 1999, shows that the integration of the LTC product line is almost complete. Page 8 of 9 SIGNATURES: In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized. Teletrak Environmental Systems, Inc. BY: Gerd Reinig, Chairman of the Board BY: Gerald McNamara, President Dated: PAGE 9 OF 9