Form 10QSB
period 2000-06-30
TELETRAK ENVIRONMENTAL SYSTEMS INC
filed 2000-08-25
CIK 722828

SECURITIES AND EXCHANGE COMMISSION
		  WASHINGTON DC 20549

		      FORM 10-QSB

	Quarterly Report Under Section 13 or 15(b) of the Securities Exchange Act of 1934

	      For Quarter Ended: June 30, 2000

	      Commission File Number: O-13670


Teletrak Environmental Systems, Inc.	13-3187778
Delaware				IRS Employer
State or other jurisdiction of		Ident. No.
Incorporation or organization


2 SUTTON RD
WEBSTER, MA				01570
Tel:					(508) 949-2430
Fax:					(508) 949-2473


Indicates by check mark whether the registrants(1) has filed all reports required to be filed by section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


					Yes ___X__   No ____

At June 30, 2000, there were 7,713,182 shares of the Company's common stock outstanding.

<\PAGE>

[TEXT]
[S]							[C]
PART 1							INDEX
FINANCIAL INFORMATION
	Item 1.

Consolidated Financial Statements
Consolidated Balance Sheet as of
March 31, 2000 & June 30, 2000				  3

Consolidated Financial Statements
Consolidated Balance Sheet as of
December 31, 1999 & June 30, 2000			  4

Unaudited Consolidated Statement of Operations
For the Three Months Ended
June 30, 2000 and June 30, 1999				  5

Unaudited Consolidated Statements of Cash Flows
for the Three Months Ended
June 30, 2000 and June 20, 1999				  6

Unaudited Consolidated Statements of Operations
for the Six Months Ended
June 30, 1999, and June 30, 1998			  7

Unaudited Consolidated Statements of Cash Flows
for the Six Months Ended
June 30, 2000 and June 30, 1999				  8


Notes to Consolidated Financial Statements		  9

	Item 2.

Management's Discussion and
Analysis of Financial Condition and
Results of Operations					 10

<\PAGE>

[CAPTION]
			TELETRAK
 	ENVIRONMENTAL SYSTEMS INC &amp SUBSIDIARIES
		CONSOLIDATED BALANCE SHEET
		   1ST QRT TO 2ND QRT
			  2000

				     UNAUDITED	     UNAUDITED
ASSETS				      03/31/00        06/30/00

CURRENT ASSETS:
CASH				       39,863	       159,508
ACCOUNTS RECEIVABLE		      534,696	       471,445
ALLOWANCE FOR DOUBTFUL ACCOUNTS	      (50,000)	       (50,000)
INVENTORY			      465,590	       430,149
OTHER CURRENT ASSETS		       16,189           40,383
				_____________	______________
TOTAL CURRENT ASSETS		    1,006,338        1,051,485

PROPERTY AND EQUIPMENT		      337,150	       324,510
LESS: ACCUM. DEPRECIATION	     (139,695)	      (150,228)
				_____________	______________
		NET		      197,455	       174,282

OTHER ASSETS			      374,654	       368,653
				_____________	______________
TOTAL ASSETS			    1,578,447	     1,594,420


LIABILITIES AND STOCKHOLDERS EQUITY

NOTES PAYABLE			      599,220	       599,221
LONG TERM DEBT			      102,161	        95,884
A/P & ACCRUED EXPENSES		      434,529	       398,034
DUE TO RELATED PARTIES		      149,819	       150,000
				_____________	______________

TOTAL LIABILITIES		    1,285,729	     1,243,139

	STOCKHOLDERS' EQUITY

PREFERRED STOCK - $001 PAR VALUE,
5,000,000 SHARES AUTHORIZED, NONE
ISSUED
COMMON STOCK - $.001 PAR VALUE
25,000,000 SHARES AUTHORIZED	        7,694	         7,694
7,713,182 AT 12/31/99, 7,713,182 AT
6/30/00 SHARES ISSUED AND OUTSTANDING
ADDITIONAL PAID IN CAPITAL	    1,516,434	     1,516,434
RETAINED EARNINGS		   -1,308,905	    -1,308,929
CURRENT YEAR EARNINGS(LOSS)	       77,494	       136,082
				_____________	______________
TOTAL STOCKHOLDERS EQUITY	      292,717	       351,281

				_____________	______________
TOTAL LIABILITIES AND
	STOCKHOLDERS' EQUITY	    1,578,446	     1,594,420
				_____________	______________




			PAGE 3 OF 11
<\PAGE>

			TELETRAK
	ENVIRONMENTAL SYSTEMS, INC &amp SUBSIDIARIES
		  CONSOLIDATED BALANCE SHEET
		SIX MONTHS ENDED JUNE 30,2000



				     UNAUDITED	     UNAUDITED
ASSETS:				     06/30/00	      12/31/99

CURRENT ASSETS:
CASH				      159,508	        22,919
ACCOUNTS RECEIVABLE		      471,445	       447,477
ALLOWANCE FOR DOUBTFUL ACCOUNTS	      (50,000)         (50,000)
INVENTORY			      430,149	       443,991
OTHER CURRENT ASSETS		       40,383	        16,021
				_____________	______________
TOTAL CURRENT ASSETS		    1,051,485          880,408


PROPERTY AND EQUIPMENT		      324,510	       347,782
LESS: ACCUM. DEPRECIATION	    - 150,228	      -129,164
				_____________	______________
	NET			      174,282	       218,618

OTHER ASSETS			      368,653	       380,646
				_____________	______________
TOTAL ASSETS			    1,594,420	     1,479,672


LIABILITIES AND STOCKHOLDERS EQUITY


NOTES PAYABLE			     599,221	       550,000
LONG TERM DEBTS			      95,884		98,621
A/P AND ACCRUED EXPENSES	     398,034	       414,266
DUE TO RELATED PARTIES		     150,000	       201,562
				____________	______________
TOTAL LIABILITIES		   1,243,139	     1,264,449

	STOCKHOLDERS' EQUITY

PREFERRED STOCK-$.001 PAR VALUE
5,000,000 SHARES AUTHORIZED,
NONE ISSUED
COMMON STOCK -$.001 PAR VALUE,	       7,694	         7,694
25,000,000 SHARES AUTHORIZED,
7,713,182 AT 12/31/99 7,713,182
AT 6/30/00 SHARES ISSUED AND
OUTSTANDING
ADDITIONAL PAID IN CAPITAL	   1,516,434	     1,516,434
RETAINED EARNINGS		  (1,308,929)	    (  637,867)
CURRENT YEAR EARNINGS(lOSS)	     136,082	    (  671,038)
				_____________	______________
TOTAL STOCKHOLDERS' EQUITY	     351,281	       215,223
				_____________	______________
TOTAL LIABILITIES AND
  STOCKHOLDERS'S EQUITY		    1,594,420	     1,479,672




			PAGE 4 OF 11
<\PAGE>

[CAPTION]
	TELETRAK ENVIRONMENTAL SYSTEMS, INC &amp SUBSIDIARIES
		CONSOLIDATED STATEMENT OF OPERATIONS
			THREE MONTHS ENDED
			   JUNE 30, 2000


				     UNAUDITED       UNAUDITED
				       2000	        1999

NET SALES			      767,369	       522,296
COST OF GOODS SOLD		      462,880	       342,408
				_____________	______________
GROSS PROFIT			      304,489	       179,888

OPERATING EXPENSES:

SELLING, G&ampA EXPENSES	      214,868	       248,485
ADVERTISING EXPENSES		        7,117	        16,838
BAD DEBT EXPENSES		            0	             0
				_____________	______________
TOTAL OPERATING EXPENSES	      221,985	       265,323

PROFIT(LOSS) FROM OPERATIONS	       82,504	       (85,435)
INTEREST EXPENSES		       17,246	        11,051
OTHER INCOME/EXPENSES		        9,662	         4,947
				_____________	______________
PROFIT(LOSS) BEFORE PROVISION
	FOR INCOME TAXES	       74,920	       (91,539)

PROVISION FOR INCOME TAXES		    0		(1,321)
				_____________	______________
NET PROFIT(LOSS)		       74,920	       (90,218)

NET GAIN(LOSS) PER SHARE		 0.01		  0.01

WEIGHTED AVERAGE NUMBER OF COMMON
 	SHARES OUTSTANDING	    7,396,109	     7,396,109





			PAGE 5 OF 11
<\PAGE>

[CAPTION]
	TELETRAK ENVIRONMENTAL SYSTEMS, INC &amp SUBSIDIARIES
	   	CONSOLIDATED STATEMENT OF CASH FLOW
		  THREE MONTHS ENDED JUNE 30, 2000


					    UNAUDITED
				       2000	       1999

CASH FLOW FROM OPERATING ACTIVITIES:

  NET INCOME(LOSS)		       58,588	     ( 90,218)

ADJUSTMENTS TO RECONCILE NET LOSS TO
  NET CASH USED IN OPERATING ACTIVITIES:

PROVISION FOR DOUBTFUL ACCOUNTS		    0		   0
DEPRECIATION &amp AMORTIZATION	       13,657	       12,854
WRITE OFF OF FIXED ASSETS		    0		   0
GAIN/LOSS ON WRITE-OFF OF INVESTMENT	    0		   0
CHANGES INC:
  ACCOUNTS RECEIVABLE		       63,251	       (2,086)
  INVENTORY			       35,441	     ( 28,293)
  PREPAID EXPENSES &amp OTHER ASSETS  (21,342)	        9,708
  A/P AND ACCRUED EXPENSES	      (36,495)	     (  5,885)
  DUE TO/FROM RELATED PARTY	          181	        2,772
				_____________	_____________
NET CASH USED IN OPERATING
  ACTIVITIES:			      113,281	     (101,148)

CASH FLOW FROM INVESTING ACTIVITIES:
  ACQUISITIONS OF PROPERTY &amp
    EQUIPMENT			       12,640	        1,434

CASH FLOW FROM FINANCING ACTIVITIES:
  PROCEEDS FROM SALES OF COMMON STOCK	    0	      110,000
  PRINCIPAL PAYMENTS ON NOTES &amp
    LOANS PAYABLE		       (6,276)	       25,823
				_____________	_____________
  NET CASH PROVIDED BY
   FINANCING ACTIVITIES		       (6,276)	      135,823

NET INCREASE(DECREASE) IN CASH	      119,645	       36,109

CASH AT THE BEGINNING OF PERIOD        39,863	       94,481
				_____________	_____________
CASH AT THE END OF PERIOD	      159,508	      130,590

SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:

  CASH PAID DURING THE QUARTER FOR:
  INTEREST			       17,246	       11,051
  TAXES				            0	       (1,321)

SUPPLEMENTAL DISCLOSURES OF NON-CASH
  OPERATING AND FINANCING ACTIVITIES:

  COMMON STOCK SUBSCRIPTIONS RECEIVABLE
  INVENTORY
  FIXED ASSETS
  COMMON STOCK


<\PAGE>

[CAPTION]
	TELETRAK ENVIRONMENTAL SYSTEMS, INC &amp SUBSIDIARIES
	     CONSOLIDATED STATEMENT OF OPERATIONS
		 SIX MONTHS ENDED JUNE 30, 2000


				     UNAUDITED	     UNAUDITED
				       2000	       1999

NET SALES			     1,378,195	     1,037,622
COST OF GOODS SOLD		       777,206	       698,314
				______________	______________
GROSS PROFIT			       600,989	       339,308

OPERATING EXPENSES:

SELLING, G&ampA EXPENSES	       425,708	       432,285
ADVERTISING EXPENSES		         7,117	        28,308
BAD DEBT EXPENSES			     0		     0
				______________	______________
TOTAL OPERATING EXPENSES	       432,825	       460,593

PROFIT(LOSS) FROM OPERATIONS	       168,164        (121,285)
INTEREST EXPENSE			32,082		18,562
OTHER INCOME/EXPENSES			     0		 4,947
				______________	______________
PROFIT(LOSS) BEFORE PROVISION
  FOR INCOME TAXES		       136,082	      (134,900)

PROVISION FOR INCOME TAXES	             0	        (1,321)
				______________	______________
NET PROFIT(LOSS)		       136,082	      (133,579)

NET GAIN(LOSS) PER SHARE	          0.02	         (0.02)

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING		     7,396,109	     7,396,109



			PAGE 7 OF 11
<\PAGE>

[CAPTION]
	TELETRAK ENVIRONMENTAL SYSTEMS, INC &amp SUBSIDIARIES
		CONSOLIDATED STATEMENTS OF CASH FLOW
		   SIX MONTHS ENDED JUNE 30, 2000


				             UNAUDITED
				       2000	        1999

CASH FLOW FROM OPERATING ACTIVITIES:
	NET INCOME(LOSS)	      136,082	      (133,579)

ADJUSTMENTS TO RECONCILE NET LOSS TO
NET CASH USED IN OPERATING ACTIVITIES:

PROVISION FOR DOUBTFUL ACCOUNTS	 	    0		     0
DEPRECIATION &amp AMORTIZATION	       37,730	        24,950
WRITE OFF OF FIXED ASSETS		    0		     0
GAIN/LOSS IN WRITE OFF OF INVESTMENT	    0		     0
CHANGES IN:
	ACCOUNTS RECEIVABLE	      (23,968)	      (186,961)
	INVENTORY		       13,842	      ( 29,813)
	PREPAID EXPENSES &amp
	 OTHER ASSETS		      (29,035)	         9,762
	A/P AND ACCRUED EXPENSES      (16,256)	        93,863
	DUE TO/FROM RELATED PARTY     (51,562)	        12,810
				_____________	______________
NET CASH USED IN OPERATING
	ACTIVITIES:		       66,833	      (208,968)

CASH FLOWS FROM INVESTING ACTIVITIES:
	ACQUISITIONS OF PROPERTY
	  &amp EQUIPMENT	       23,272	      (235,863)

CASH FLOWS FROM FINANCING ACTIVITIES:

	PROCEEDS FROM SALES OF
	  COMMON STOCK		            0	       110,000
	PRINCIPAL PAYMENTS ON NOTES
	 AND LOANS PAYABLE	       46,484	       168,712
				_____________	______________
  	NET CASH PROVIDED BY
	FINANCING ACTIVITIES	       46,484	       278,712
				_____________	______________
NET INCREASE(DECREASE) IN CASH	      136,589	      (166,119)

CASH AT THE BEGINNING OF PERIOD	       22,919	       296,709
				_____________	______________
CASH AT THE END OF PERIOD	      159,508	       130,590

SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION:

  CASH PAID DURING THE QUARTER FOR:
  INTEREST			       32,082	        18,562
  TAXES				            0	        (1,321)

SUPPLEMENTAL DISCLOSURES OF NON-CASH
   OPERATING AND FINANCING ACTIVITIES:

  COMMON STOCK SUBSCRIPTIONS
    RECEIVABLE				     		80,000
  INVENTORY				     	       (80,000)
  FIXED ASSETS				     	      (209,000)
  COMMON STOCK				    	       209,000


           		PAGE 8 OF 11

[TEXT]

(NOTE B)SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

[1] Basic profit/loss per share of common sotck:

The company adopted Statement of Financial Account-ing Standards No. 128 (SFAS No. 128). The basic profit/loss per share of common stock is based on weighted average number of shares outstanding.
Stock options did not have an effect on the comp-utation of the gain/loss per share. The adoption of SFAS No. 128, which requires a retroactive adj-ustment did not have a material effect on the company's financial statements.

[2] Research and Engineering Costs:

All costs incurred in the research and engineering of new and existing products are expensed in the period incurred.

[3] Notes Payable:

At June 30, 2000 the company had a line of credit with a financial institution in the amount of $400,000.
Available borrowings are based on a formula of eligible accounts receivable and inventory. The line scheduled to expire June 30,2000 was extended to December 31, 2000.
Outstanding borrowings under the line are payable on demand and bear interest at 1.5% above bank's base rate.

On August 19, 1999 the Company entered into a promissory note to borrow $150,000 from a stockholder who is a director and officer of the Company. Under the note, the principal sum and interest at the interest rate of 10% per annum on a monthly basis is due August 20, 2000.

Part of the acquisition price of LTC Americas, Inc completed in February, 1999 included an $80,000 promissory note bear-ing an interest rate of 10% per annum, payable in 36 equal monthly installments of which at June 30, 2000 $49,220 is remaining.

[4] Due to related parties:

Due to related parties includes accrued rent and supplies of $100,548 due to a stockholder, officer and director of the company and $49,452 for supplies due to another stockholder who is also a director of the company.

			Page 9 of 11
<\PAGE>

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements included in this report and in conjunction with the description of the company's form 10-KSB for the year ended December 31, 1999.
It is intended to assist the reader in understanding and evaluating the financial position of the Company.

This discussion contains, in addition to historical inform-ation, forward looking statements that involve risks and uncertainties. the company's actual results could differ materially from the results discussed in the forward looking statements.

The financial statements included in these statements is condensed and consolidated for Teletrak and Advanced Envir-onmental. Also the statements are unaudited.

Financial Conditions

As of June 30, 2000 the company had $159,508 in cash.

Trade receivables, net of allowance for bad debts in the amount of $50,000 are $421,445. The inventory was valued at $430,149.

The total assets amount to $1,594.420.

For the quarter ended June 30, 2000, the company shows a profit in the amount of $74,920 as compared to a loss of $90,218 for the same period last year. This translates to a profit per common share of $.01 as compared to a loss of $.01 for the same period last year.

For the first six months of 2000, the company shows a profit of $136,082, or $.02 profit per common share. For the same period last year the company showed a loss of $133,579, or $.02 loss per common share.

The company recognized sales in the amount of $767,369 for the second quarter of 2000 as compared to $522,296 for the same period last year. This increase of 47% can be attrib-uted to the expanded distribution system.

For the six months ended June 30, 2000 the Company recognized $1,378,195 in sales as compared to $1,037,622 for the same six month period last year. The net increase in sales is 33% which is mainly attributable to the expanded distribution system.

At this time, management is actively trying to expand its sales force so as to assure effective penetration in the various markets. It is estimated that it will take several months before the sales department is brought to the ideal structure.

			Page 10 of 11
<\PAGE>

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Teletrak Environmental Systems, Inc.

[S] GERD REINIG

BY: Gerd Reinig, Chairman of the Board


[S] GERALD MCNAMARA

BY: Gerald McNamara, President

Dated: August 24, 2000