Form 10QSB
period 2000-09-30
TELETRAK ENVIRONMENTAL SYSTEMS INC
filed 2000-11-02
CIK 722828

[ARTICLE] 5

[PERIOD-TYPE]                   9-MOS
[FISCAL-YEAR-END]                          DEC-31-2000
[PERIOD-END]                               SEP-30-2000
[CASH]                                          54,927
[SECURITIES]                                         0
[RECEIVABLES]                                  396,551
[ALLOWANCES]                                  (50,000)
[INVENTORY]                                    479,426
[CURRENT-ASSETS]                               898,298
[PP&E]                                         325,354
[DEPRECIATION]                               (174,478)
[TOTAL-ASSETS]                               1,434,446
[CURRENT-LIABILITIES]                        1,111,091
[BONDS]                                              0
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                         7,694
[OTHER-SE]                                   1,516,434
[TOTAL-LIABILITY-AND-EQUITY]                 1,434,446
[SALES]                                        494,106
[TOTAL-REVENUES]                               494,106
[CGS]                                          374,005
[TOTAL-COSTS]                                  374,005
[OTHER-EXPENSES]                               128,995
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                              19,033
[INCOME-PRETAX]                               (27,927)
[INCOME-TAX]                                         0
[INCOME-CONTINUING]                           (27,927)
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                  (27,927)
[EPS-BASIC]                                          0
[EPS-DILUTED]                                        0