Form 10QSB/A
period 2000-09-30
TELETRAK ENVIRONMENTAL SYSTEMS INC
filed 2000-11-20
CIK 722828

SECURITIES AND EXCHANGE COMMISSION
		  WASHINGTON DC 20549

		      FORM 10-QSB

	Quarterly Report Under Section 13 or 15(b) of the Securities Exchange Act of 1934

	      For Quarter Ended: September 30, 2000

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


					Yes ___X__   No ____

At September 30, 2000, there were 7,713,182 shares of the Company's common stock outstanding.









			Page 1 of 13

PART 1							INDEX
FINANCIAL INFORMATION
	Item 1.

Consolidated Financial Statements
Consolidated Balance Sheet as of
June 30, 2000 & September 30, 2000			  3

Consolidated Financial Statements
Consolidated Balance Sheet as of
December 31, 1999 & September 30, 2000			  4

Unaudited Consolidated Statement of Operations
For the Three Months Ended
September 30, 2000 and September 30, 1999		  5

Unaudited Consolidated Statements of Cash Flows
for the Three Months Ended
September 30, 2000 and September 20, 1999		  6

Unaudited Consolidated Statements of Operations
for the Nine Months Ended
Septener 30, 2000, and September 30, 1999		  7

Unaudited Consolidated Statements of Cash Flows
for the Nine Months Ended
September 30, 2000 and September 30, 1999		  8


Notes to Consolidated Financial Statements		  9

	Item 2.

Management's Discussion and
Analysis of Financial Condition and
Results of Operations					 11

	Part II

Other Information					 13

			Page 2 of 13










[CAPTION]
			TELETRAK
 	ENVIRONMENTAL SYSTEMS INC &amp SUBSIDIARIES
		CONSOLIDATED BALANCE SHEET
		   2ND QTR TO 3RD QTR
			  2000

				     UNAUDITED	     UNAUDITED
ASSETS				      06/30/00        09/30/00

CURRENT ASSETS:
CASH				      159,508	        54,927
ACCOUNTS RECEIVABLE		      471,445	       396,551
ALLOWANCE FOR DOUBTFUL ACCOUNTS	      (50,000)	       (50,000)
INVENTORY			      430,149	       479,426
OTHER CURRENT ASSETS		       40,383	        17,394
				_____________	______________
TOTAL CURRENT ASSETS		    1,051,485          898,298

PROPERTY AND EQUIPMENT		      324,510	       325,354
LESS: ACCUM. DEPRECIATION	     (150,228)	      (176,735)
				_____________	______________
		NET		      174,282	       148,619

OTHER ASSETS			      368,653	       387,528
				_____________	______________
TOTAL ASSETS			    1,594,420	     1,434,445


LIABILITIES AND STOCKHOLDERS EQUITY

NOTES PAYABLE			      599,221	       566,061
LONG TERM DEBT			       95,884	       108,598
A/P & ACCRUED EXPENSES		      398,034	       306,432
DUE TO RELATED PARTIES		      150,000	       130,000
				_____________	______________

TOTAL LIABILITIES		    1,243,139	     1,111,091

	STOCKHOLDERS' EQUITY

PREFERRED STOCK - $001 PAR VALUE,
5,000,000 SHARES AUTHORIZED, NONE
ISSUED
COMMON STOCK - $.001 PAR VALUE
25,000,000 SHARES AUTHORIZED	        7,694	         7,694
7,713,182 AT 12/31/99, 7,713,182 AT
9/30/00 SHARES ISSUED AND OUTSTANDING
ADDITIONAL PAID IN CAPITAL	    1,516,434	     1,516,434
RETAINED EARNINGS		   -1,308,929	    -1,308,929
CURRENT YEAR EARNINGS(LOSS)	      136,082	       108,155
				_____________	______________
TOTAL STOCKHOLDERS EQUITY	      351,281	       323,354

				_____________	______________
TOTAL LIABILITIES AND
	STOCKHOLDERS' EQUITY	    1,594,420	     1,434,445
                                _____________   ______________

                             PAGE 3 OF 13

			TELETRAK
	ENVIRONMENTAL SYSTEMS, INC &amp SUBSIDIARIES
		  CONSOLIDATED BALANCE SHEET
		NINE MONTHS ENDED SEPT 30,2000

				     UNAUDITED	     UNAUDITED
ASSETS:				     09/30/00	      12/31/99

CURRENT ASSETS:
CASH				       54,927	        22,919
ACCOUNTS RECEIVABLE		      396,551	       447,477
ALLOWANCE FOR DOUBTFUL ACCOUNTS	      (50,000)         (50,000)
INVENTORY			      479,426	       443,991
OTHER CURRENT ASSETS		       17,394	        16,021
				_____________	______________
TOTAL CURRENT ASSETS		      898,298          880,408


PROPERTY AND EQUIPMENT		      325,354	       347,782
LESS: ACCUM. DEPRECIATION	    - 174,478	      -129,164
				_____________	______________
	NET			      150,876	       218,618

OTHER ASSETS			      385,272	       380,646
				_____________	______________
TOTAL ASSETS			    1,434,446	     1,479,672


LIABILITIES AND STOCKHOLDERS EQUITY


NOTES PAYABLE			     566,061	       550,000
LONG TERM DEBTS			     108,598		98,621
A/P AND ACCRUED EXPENSES	     306,432	       414,266
DUE TO RELATED PARTIES		     130,000	       201,562
				____________	______________
TOTAL LIABILITIES		   1,111,091	     1,264,449

	STOCKHOLDERS' EQUITY

PREFERRED STOCK-$.001 PAR VALUE
5,000,000 SHARES AUTHORIZED,
NONE ISSUED
COMMON STOCK -$.001 PAR VALUE,	       7,694	         7,694
25,000,000 SHARES AUTHORIZED,
7,713,182 AT 12/31/99 7,713,182
AT 9/30/00 SHARES ISSUED AND
OUTSTANDING
ADDITIONAL PAID IN CAPITAL	   1,516,434	     1,516,434
RETAINED EARNINGS		  (1,308,929)	    (  637,867)
CURRENT YEAR EARNINGS(lOSS)	     108,155	    (  671,038)
				_____________	______________
TOTAL STOCKHOLDERS' EQUITY	     323,354	       215,223
				_____________	______________
TOTAL LIABILITIES AND
  STOCKHOLDERS'S EQUITY		    1,434,446	     1,479,672

   PAGE 4 OF 13


	TELETRAK ENVIRONMENTAL SYSTEMS, INC &amp SUBSIDIARIES
		CONSOLIDATED STATEMENT OF OPERATIONS
			THREE MONTHS ENDED
			   SEPT 30, 2000


				     UNAUDITED       UNAUDITED
				       2000	        1999

NET SALES			      474,206	       435,803
COST OF GOODS SOLD		      374,005	       314,243
				_____________	______________
GROSS PROFIT			      120,101	       121,560

OPERATING EXPENSES:

SELLING, G&ampA EXPENSES	      117,920	       237,994
ADVERTISING EXPENSES		       21,966	        25,636
BAD DEBT EXPENSES		            0	             0
				_____________	______________
TOTAL OPERATING EXPENSES	      128,995	       267,412

PROFIT(LOSS) FROM OPERATIONS	      ( 8,894)	      (145,852)
INTEREST EXPENSES		       19,033	        13,078
OTHER INCOME/EXPENSES		            0		   223
				_____________	______________
PROFIT(LOSS) BEFORE PROVISION
	FOR INCOME TAXES	      (27,927)	      (159,153)

PROVISION FOR INCOME TAXES		    0		    19
				_____________	______________
NET PROFIT(LOSS)		      (27,927)	      (159,172)

NET GAIN(LOSS) PER SHARE		 0.00		 (0.02)

WEIGHTED AVERAGE NUMBER OF COMMON
 	SHARES OUTSTANDING	    7,396,109	     7,396,109

   PAGE 5 OF 13




	TELETRAK ENVIRONMENTAL SYSTEMS, INC &amp SUBSIDIARIES
	   	CONSOLIDATED STATEMENT OF CASH FLOW
		  THREE MONTHS ENDED SEPT 30, 2000

					    UNAUDITED
				       2000	       1999

CASH FLOW FROM OPERATING ACTIVITIES:

  NET INCOME(LOSS)		       30,661	     (159,172)

ADJUSTMENTS TO RECONCILE NET LOSS TO
  NET CASH USED IN OPERATING ACTIVITIES:

PROVISION FOR DOUBTFUL ACCOUNTS		    0		   0
DEPRECIATION &amp AMORTIZATION	        9,841	       13,656
WRITE OFF OF FIXED ASSETS		    0		   0
GAIN/LOSS ON WRITE-OFF OF INVESTMENT	    0		   0
CHANGES INC:
  ACCOUNTS RECEIVABLE		       85,064	      (43,656)
  INVENTORY			      (49,277)	       12,497
  PREPAID EXPENSES &amp OTHER ASSETS  ( 7,076)        ( 7,427)
  A/P AND ACCRUED EXPENSES	     (128,097)	       64,161
  DUE TO/FROM RELATED PARTY	      (19,819)        135,535
				_____________	_____________
NET CASH USED IN OPERATING
  ACTIVITIES:			      (78,703)	       15,594

CASH FLOW FROM INVESTING ACTIVITIES:
  ACQUISITIONS OF PROPERTY &amp
    EQUIPMENT			          844	      (10,193)

CASH FLOW FROM FINANCING ACTIVITIES:
  PROCEEDS FROM SALES OF COMMON STOCK	    0	       12,500
  PRINCIPAL PAYMENTS ON NOTES &amp
    LOANS PAYABLE		      (26,722)	      (36,668)
				_____________	_____________
  NET CASH PROVIDED BY
   FINANCING ACTIVITIES		      (26,722)	      (24,168)

NET INCREASE(DECREASE) IN CASH	     (104,581) 	      (18,767)

CASH AT THE BEGINNING OF PERIOD       159,508	      130,590
				_____________	_____________
CASH AT THE END OF PERIOD	       54,927	      111,823

SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:

  CASH PAID DURING THE QUARTER FOR:
  INTEREST			       19,033	       13,078
  TAXES				            0	           19

SUPPLEMENTAL DISCLOSURES OF NON-CASH
  OPERATING AND FINANCING ACTIVITIES:

  COMMON STOCK SUBSCRIPTIONS RECEIVABLE
  INVENTORY
  FIXED ASSETS
  COMMON STOCK

   PAGE 6 OF 13



	TELETRAK ENVIRONMENTAL SYSTEMS, INC &amp SUBSIDIARIES
	     CONSOLIDATED STATEMENT OF OPERATIONS
		 NINE MONTHS ENDED SEPT 30, 2000

				     UNAUDITED	     UNAUDITED
				       2000	       1999

NET SALES			     1,872,301	     1,473,424
COST OF GOODS SOLD		     1,151,211 	     1,012,556
				______________	______________
GROSS PROFIT			       721,090	       460,868

OPERATING EXPENSES:

SELLING, G&ampA EXPENSES	       543,628	       670,280
ADVERTISING EXPENSES		        29,083	        53,945
BAD DEBT EXPENSES		       (10,891)	         3,782
				______________	______________
TOTAL OPERATING EXPENSES	       561,820	       728,007

PROFIT(LOSS) FROM OPERATIONS	       159,270	      (267,139)
INTEREST EXPENSE			51,115		31,638
OTHER INCOME/EXPENSES			     0		 4,947
				______________	______________
PROFIT(LOSS) BEFORE PROVISION
  FOR INCOME TAXES		       108,155	      (293,830)

PROVISION FOR INCOME TAXES	             0	        (1,079)
				______________	______________
NET PROFIT(LOSS)		       108,155	      (292,751)

NET GAIN(LOSS) PER SHARE	          0.01	         (0.04)

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING		     7,396,109	     7,396,109

   PAGE 7 OF 13


	TELETRAK ENVIRONMENTAL SYSTEMS, INC &amp SUBSIDIARIES
		CONSOLIDATED STATEMENTS OF CASH FLOW
		   NINE MONTHS ENDED SEPT 30, 2000

				             UNAUDITED
				       2000	        1999

CASH FLOW FROM OPERATING ACTIVITIES:
	NET INCOME(LOSS)	      108,155	      (292,751)

ADJUSTMENTS TO RECONCILE NET LOSS TO
NET CASH USED IN OPERATING ACTIVITIES:

PROVISION FOR DOUBTFUL ACCOUNTS	 	    0		     0
DEPRECIATION & AMORTIZATION	       37,981	        38,606
WRITE OFF OF FIXED ASSETS		    0		     0
GAIN/LOSS IN WRITE OFF OF INVESTMENT	    0		     0
CHANGES IN:
	ACCOUNTS RECEIVABLE	       58,236	      (230,617)
	INVENTORY		      (35,435)	      ( 17,316)
	PREPAID EXPENSES &amp
	 OTHER ASSETS		      ( 5,999)	         2,335
	A/P AND ACCRUED EXPENSES     (107,834)	       158,025
	DUE TO/FROM RELATED PARTY     (71,562)	       148,344
				_____________	______________
NET CASH USED IN OPERATING
	ACTIVITIES:		      (16,458)	      (193,374)

CASH FLOWS FROM INVESTING ACTIVITIES:
	ACQUISITIONS OF PROPERTY
	  &amp EQUIPMENT	       22,428	      (246,056)

CASH FLOWS FROM FINANCING ACTIVITIES:

	PROCEEDS FROM SALES OF
	  COMMON STOCK		            0	       122,500
	PRINCIPAL PAYMENTS ON NOTES
	 AND LOANS PAYABLE	       26,038	       132,044
				_____________	______________
  	NET CASH PROVIDED BY
	FINANCING ACTIVITIES	       26,038          254,544
				_____________	______________
NET INCREASE(DECREASE) IN CASH	       32,008	      (184,886)

CASH AT THE BEGINNING OF PERIOD	       22,919	       296,709
				_____________	______________
CASH AT THE END OF PERIOD	       54,927          111,823

SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION:

  CASH PAID DURING THE QUARTER FOR:
  INTEREST			       51,115	        31,638
  TAXES				            0	        (1,079)
SUPPLEMENTAL DISCLOSURES OF NON-CASH
   OPERATING AND FINANCING ACTIVITIES:

  COMMON STOCK SUBSCRIPTIONS
    RECEIVABLE				     		80,000
  INVENTORY				     	       (80,000)
  FIXED ASSETS				     	      (209,000)
  COMMON STOCK				    	       209,000

             PAGE 8 OF 13



Item 1
NOTES TO CONDENSED FINANCIAL STATEMENTS

(NOTE A) BASIS OF PRESENTATION:

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10 QSB and regulations S-B.
Accordingly, they do not include all of the information and footnotes required by generally accepted accounting princ-iples for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results of the three month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending
December 31.

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

[3] Notes Payable:

At June 30, 2000 the company had a line of credit with a financial institution in the amount of $400,000.
Available borrowings are based on a formula of eligible accounts receivable and inventory. The line scheduled to expire June 30,2000 was extended to December 31, 2000.
            PAGE 9 OF 13


Outstanding borrowing under the line are payable on demand and bear interest at 1.5% above bank's base rate.

On August 19, 1999 the Company entered into a promissory note to borrow $150,000 from a stockholder who is a director and officer of the Company. Under the note, the principal sum and interest at the interest rate of 10% per annum on a monthly basis was due August 20, 2000. In September the Company made a partial payment of $20,000 and the terms of the note were changed to be payable upon demand.

Part of the acquisition price of LTC Americas, Inc completed in February, 1999 included an $80,000 promissory note bear-ing an interest rate of 10% per annum, payable in 36 equal monthly installments of which at Sept 30, 2000 $42,982 is remaining.

[4] Due to related parties:

Due to related parties as of Sept 30, 2000 includes accrued rent and supplies of $106,608 due to a company owned by a stockholder, officer and director of the company and $23,392 for supplies due a company owned by another stockholder who is also a director of the company.

(NOTE C) THE COMPANY

TAES was formed in 1998 after the merger of Advanced
Environmental Systems, a privately held company, with Teletrak Advanced Systems, Inc.

The Company specializes in the manufacture, distribution and licensing of industrial jet pumps and related equipment. The design of these pumps based on jet pump technology, with no movable parts, makes this equipment a highly effective portable tool for the removal of granular wet or dry material (including sludge, scale, slurries, sands and heavy shot blasting materials), for a wide range of applic-ations across many industries including environmental clean-up of hazardous matter such as lead and other heavy metals and nuclear contaminants and as general maintenance tools in the marine, transportation, chemical and waste water industries. The motive power, compressed gases such as air or steam or pressurized liquids such as water, oils, or pulps, provides operating flexibility for hopper loading, cleaning and submersible application, as well as the ability to collect and transport materials over long distances.

The jet pump technology is also included in the Company's vacuums marketed under the trade names HAZVAC and ENVIROVAC and the newly acquired line of abrasive blasting and recycling equipment marketed under the trade name
"SURFACE DECON".

In addition, the Company manufactures and distributes a full line of shrouded, hand operated tools that attach to the Company's vacuum filtering equipment and can be used with the Company's abrasive blasting and recycling equipment. These tools have been designed to work on all surfaces and all types of construction material, both hazardous and non-hazardous.

AES offers the most complete line of equipment for remedia-tion and surface preparation where dust and waste generation give problems. All AES equipment is designed to provide POINT OF GENERATION DUST CONTROL AND WASTE CONTAINMENT.
Dust control is achieved by providing negative air pressure and shrouds around tools or blast nozzles. The operator is not exposed in any way to unhealthy lead levels or dust.

Item 2

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements included in this report and in conjunction with the description of the Company's form 10-KSB for the year ended December 31, 1999. It is intended to assist the reader in understanding and evaluating the financial positon of the Company.

This discussion contains, in addition to historical information, forward looking statements that involve risks and uncertainties.
The Company's actual results could differ materially from the results discussed in the forward looking statements.

The financial statements included in these statements is condensed and consolidated for Teletrak and Advanced Envir-onmental Systems, Inc. Also the statements are unaudited.

Highlights of Financial Condition

As of Sept 30, 2000 the company had $54,927 in cash.

Trade receivables, net of allowance for bad debts in the amount of $50,000 are $346,551. The inventory was valued at $479,426.

The total assets amount to $1,434,446.

For the quarter ended Sept 30, 2000, the company shows a loss in the amount of $27,927 as compared to a loss of $159,153 for the same period last year. This translates to a loss per common share of $.00 as compared to a loss of $.02 for the same period last year.

For the first nine months of 2000, the company shows a profit of $108,155, or $.01 profit per common share. For the same period last year the company showed a loss of $292,751, or $.04 loss per common share.

The company recognized sales in the amount of $494,106 for the third quarter of 2000 as compared to $435,803 for the same period last year.

For the nine months ended Sept 30, 2000 the Company recognized $1,872,301 in sales as compared to $1,473,424 for the same nine month period last year. The net increase in sales of 27% is attributable to the expanded distribution system.

Management is actively trying to expand its sales force to assure effective penetration in the various markets. It is estimated that it will take several months before the sales department is brought to the ideal structure.

Part II - OTHER INFORMATION

As of September 6, 2000 Mr. William S. McPhee was elected to the Company's board of directors. Mr. McPhee is known world-wide as an expert in the field of vacuum blasting with numerous patents and published papers in this highly specialized area of application, particularly low level nuclear remediation.


SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Teletrak Environmental Systems, Inc.

[S] GERD REINIG

BY: Gerd Reinig, Chairman of the Board
[S] GERALD MCNAMARA

BY: Gerald McNamara, President

Dated: October 23, 2000