Form 10-K
period 2000-12-31
TELETRAK ENVIRONMENTAL SYSTEMS INC
filed 2001-04-17
CIK 722828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB / A
[X] 	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For Fiscal Year Ended December 31, 2000 or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
Commission File No. 0-13670
TELETRAK ENVIRONMENTAL SYSTEMS, INC.
(Name of Small Business Issuer in Its Charter)
Delaware              13-3187778
(State of other jurisdiction of 							(IRS Employer
incorporation or organization)							Identification
Number
	2 Sutton Road, Webster, MA						01570
(Address of principal executive offices)						(Zip Code)
(508) 949-2430
Registrant's Telephone Number, Including Area Code
___________________
Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, par value $.001
(Title of Class)
Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months
(or such shorter period that the registrant was required to reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes No [X]
Check if there is no disclosure of delinquent filers pursuant to Item 405 of
Regulation S-B contained herein, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form l0-KSB.																		[X]
The registrant's revenues for the year ended December 31, 2000 were $2,102,956.
The aggregate market value of the voting stock held by non-affiliates of the
Registrant at March 23, 2001 was approximately $2,289,960 based on the average bid and asked prices as reported by the NASD Electronic Bulletin Board. For these purposes, the term "affiliates" is deemed to mean the officers and directors of the registrant.
At March 23, 2001, there were 7,731,932 shares of common stock outstanding.
Documents Incorporated by Reference:None
Transitional Small Business Format:Yes No X
ii

TABLE OF CONTENTS
FORM 10-KSB / A
												PAGE
PART I
        Item 1. Business.............................     1
        Item 2. Properties...........................     5
        Item 3. Legal Proceedings......................   5
        Item 4. Submission of Matters to a Vote.........  5
PART II
	Item 5.	Market for Registrant's Common Stock and
        Related Stockholder............................   6
	Item 6.	Management's Discussion and
        Analysis or Plan of Operations.................   6
        Item 7. Financial Statements...................   11
	Item 8.	Changes in and Disagreements With
        Accountants or Accounting and Financial
        Disclosure.....................................   11
PART III
	Item 9.	Directors & Executive Officers;
                Compliance With Section 16(a) of the
                Exchange Act............................. 12
        Item 10.Executive Compensation..................  13
	Item 11	Security Ownership of Certain
                Beneficial Owners and Management........  13
	Item 12	Certain Relationships and
                Related Transactions....................  14
        Item 13 Exhibits, List and
                Reports on Form 8-K...................    15





















iii

PART I
ITEM 1. BUSINESS
FORWARD LOOKING STATEMENTS
	This form 10-KSB contains statements that are not historical facts. These statements may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section
        21E of the Securities and Exchange Act of 1934 as amended. Certain, but not necessarily all, of such forward looking statements can be identified by the use of such words as "believes", "expects", "may", "will", "should", or "anticipates" or the negative thereof or other variations thereon of similar terminology, and/or which include, without limitation, statements regarding the following: market expectation for future sales, customer acceptance of the Teletrak Environmental Systems, Inc.'s products; building a sales and marketing initiative; growth potential in the year 2001; economic and competitive factors affecting market growth; and discussions of strategies involving risk uncertainties that reflect
        management's current views. These statements are based on many assumptions and factors and may involve risks and uncertainties.
        The actual results of the Company or industry results may be materially different from any future results expressed or implied by such forward looking statements because of factors such as problems in the development of new products; insufficient capital resources to complete development and operate the Company; inability to successfully market and sell the Company's products; changes in the marketplace including fluctuations in the demand for environmentally safe projects and tools; and changes in the economic and competitive environment. These factors and other information contained in this Form 10-KSB could cause such views, assumptions and factors and the Company's results of operations to be materially different.
Background
Teletrak Environmental Systems, Inc. (the "Company") a Delaware corporation, was organized as Teletrak Advanced Technology, Inc. in January 1983 as a wholly-owned subsidiary of Helm Capital Group, Inc. to develop and market software products. Until November 1998, however, the Company had been an inactive public company for several years.
On July 24, 1998, the Company entered into a merger agreement (the "Merger Agreement") with Advanced Environmental Systems, Inc., a Massachusetts corporation ("AES"), having a principal place of business at 2 Sutton Road, Webster, Massachusetts 01570. Under the terms of the Merger Agreement, a newly-formed wholly-owned Massachusetts subsidiary of the Company merged with and into AES with AES surviving as a wholly-owned subsidiary of the Company
(the "Merger"). Pursuant to the Merger and the Merger Agreement the former AES stockholders received an aggregate of 3,750,000 shares of the Company's common stock in exchange for their AES stock.
As a condition to the Merger, the Company effected a one for ten reverse split of the Company's outstanding common stock (the "Reverse Split"). Under the Reverse Split, the authorized number shares of the Company's common stock was, par value .001, reduced to 8,000,000 shares (the "Common Stock") and the number of authorized shares of preferred stock was reduced to 2,000,000. Subsequently, the certificate of incorporation was amended to authorize 25,000,000 shares of Common Stock and 5,000,000 shares of preferred stock. There are no shares of preferred stock outstanding at this time.
1
The Company
AES specializes in the manufacture, distribution and licensing of industrial jet pumps and related equipment. The design of these pumps based on jet pump technology, with no movable parts, makes this equipment a highly effective portable tool for the removal of granular wet or dry material (including sludge, scale, slurries, sands and heavy shot blasting material), for a wide range of applications across many industries including environmental clean-up of hazardous matter such as lead and other heavy metals and nuclear contaminants and as general maintenance tools in the marine, transportation, chemical and waste water industries. The motive power, compressed gases such as air or steam or pressurized liquids such as water, oils or pulps, provides operating flexibility for hopper loading, cleaning and submersible application, as well as the ability to collect and transport materials over long distances. With no moving parts, the AES pump is designed to be virtually maintenance free and to require no skilled labor to operate. There are more than 1,000 pumps in use today in a wide range of industries, including power plants, steel mills, foundries, oil refineries, chemical and petrochemical operations, food processing facilities, shipyards and marine vessel applications and water treatment plants. This same pump technology has been adapted into an entire manufacturing line of vacuum filtering equipment for use in hazardous sites where strict governmental standards and laws demand that all surface preparation and removal take place in a dust free environment.
The jet pump technology is also included in the Company's vacuums marketed under the trade names HAZVAC and ENVIROVAC as well as in the Company's line of abrasive blasting and recycling equipment.
In addition, the Company manufactures and distributes a full line of shrouded, hand operated tools that attach to the Company's vacuum filtering equipment and can be used with the Company's abrasive blasting and recycling equipment. These tools have been designed to work on all surfaces and all types of construction material, both hazardous and non-hazardous.

2

AES offers a complete line of equipment for remediation and surface preparation where dust and waste generation give problems. AES equipment is designed to provide Point of Generation Dust Containment and Waste Control. Dust control is achieved by providing negative air pressure and shrouds around tools or blast nozzles. The operator is not exposed in any way to unhealthy lead levels or dust.

Research and Development
	It is the Company's policy to expense all research and development costs as they are incurred. Management estimates that the Company spent approximately $40,000 and $150,000 on research and development during 2000 and 1999, respectively. During 2000, the Company was reimbursed for approximately $39,000 of its research and development costs by the Department of Energy as explained below. These amounts are included in the cost of goods sold and are not segregated in the financial statements. These expenditures were in the further development of new heads for the shrouded hand held tool line and completing the design of the Company's abrasive blasting and recycling equipment with special emphasis given to Point of Generation Dust Containment. With regular frequency, the Company is asked to develop new applications for specific situations. After development, the Company retains the manufacturing rights to produce similar equipment for other customers. In addition, the Company has a research and development contract with the Department of Energy whereby the Department of Energy is required to fund a certain R & D costs. The Company will retain ownership of all intellectual property resulting from this contract.

Marketing and Distribution
	The Company has one sales person. The sales process typically involves mailing of literature, follow-up communications, technical meetings with customers, requests for proposals and estimating and submittal of proposals for specific projects. The Company has developed ongoing relations with a broad range of customers in various industries and geographical sites. Products are distributed directly to customers by the Company's sales staff or through regional distribution networks. Dependence on Third Party Suppliers and Manufacturers. The Company purchases supplies from a variety of regional sources. The Company is not dependent on a single supplier for parts or fabrication, and maintains a minimum of two sources of all critical parts.

Dependence on Major Customers
        The Company sells to a wide-range of industries, including power plants steel mills, foundries, oil refineries, chemical and petrochemical plants, food processing facilities, shipyards and marine vessel manufacturers and water treatment plants, and therefore is not dependent on any one major customer. The Company did not have sales to any one customer in 2000 which equaled or exceeded 10% of the Company's total sales. In 1999 sales to one of the Company's customers represented approximately 22% of the Company's total sales.
                                                         3

Competition
The industrial maintenance equipment and environmental remediation equipment supplier industries in the United States are highly fragmented, with numerous small and medium-sized companies serving niche markets based upon geography, industry, media (air, water, soil, etc.) and technological specialization. Because the Company sells to a wide range of industries, the Company can adapt to changes in the marketplace by allocating its resources to the industry segment providing the most business opportunities. Management believes that its key to success in the industry is the unique design of its products which is regarded as proprietary and is based on proven principles of physics and air/fluid dynamics creating a vacuum/ cyclone in a pumping device that has no moving parts. The Company believes that this creates several advantages over most competitive pumps by permitting applications that involve particle sizes up to 3/4 inches in diameter, material that can cause plugging, and transportation of pumped material for distances up to 500 feet vertical and 1,000 feet horizontal. The pump creates a miniature cyclone effect and removes the desired material from one location to another in a manner similar to a directed cyclone. In addition, the pump's relative small size and ease of cleaning and maintenance are also unique and give the Company's products certain competitive attributes. The base core technology is also used in the Company's vacuum and filtering products in such a manner as to remove hazardous and non-hazardous substances in a safe and efficient manner. The Company will continue to focus on the application of new technology as well as innovative applications of existing technologies to solve complex surface preparation problems.
Management believes that the primary factors of competition are price, technological capabilities, reputation for quality and safety, relevant experience, availability of machinery and equipment, financial strength and knowledge of local markets and conditions. Management believes that with its recent acquisitions of LTC Americas and its wholly-owned subsidiary Surface Decon LTD, the Company will compete favorably on the basis of the foregoing factors. However, many of the Company's competitors have financial resources and facilities far greater than that of the Company. Additionally, from time to time, the Company may face competition from new entrants into the industry. The Company may also face competition from technologies that may be introduced in the future, and there can be no assurance that the Company will be successful in meeting the challenges which will be posed by its competition in the future.

Proprietary Rights
	The Company and its subsidiaries seek proprietary protection for its products so as to prevent others from commercializing equivalent products in substantially less time and at substantially lower expense. The Company's success will depend in part on the ability of the Company to obtain effective patent protection for the Company's proprietary technologies and products, defend such patents, preserve its trade secrets and operate without infringing upon the proprietary rights of others. The Company and its subsidiaries own the following patents and licenses:
4

Patents
Title
Applications or
Patent Number
Status
Sealed Waste Transfer System for Vacuum Blasting
5,529,530
Patented
Sealed Waste Transfer System for Vacuum Blasting
5,591,067
Patented
Bolt Head Blaster
5,667,430
Patented
Pressure Balanced Vacuum Blasthead
5,709,590
Patented
Pressure Balanced Vacuum Blasthead
European Patent Appln. 96936393.6
Pending
Pressure Balanced Vacuum Blasthead
Japanese Patent Application
Pending
Air Cushioned Vacuum Blast Head
5,833,521
Patented
Unique Power Tool Vacuum Tube Shutoff
5,524,663
Patented
5

Licenses
Abrasive Blasting System			5,107,630				Patented

Employees
The Company currently has approximately 10 full and part-time employees. Major management decisions are reviewed by the Company's Board of Directors.


ITEM 2. PROPERTIES
Massachusetts Lease
     The Company's wholly-owned Massachusetts subsidiary, AES, leases office space at 2 Sutton Road, Webster, Massachusetts from an entity that is owned by Gerd Reinig, Chairman of the Company's Board of Directors, officer and substantial stockholder of the Company. Under the terms of the lease, AES was not required to pay any rent for the year ended December 31, 2000. The term of the lease is month-to-month.

ITEM 3. LEGAL PROCEEDINGS:None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS: None.





6


PART II
ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS
Market Information
The Company's Common Stock is traded on the OTCBB under the symbol "TAES". The following table sets forth the bid and ask prices for the Company's Common Stock for the prior two year period:


High
Low
2000



First Quarter
Second Quarter
Third Quarter
Fourth Quarter
$.51
 .60
 .75
 .87
$.31
 .25
 .58
 .15
1999
First Quarter
 .875
 .04

Second Quarter
 .6875
 .25

Third Quarter
 .5
 .2813

Fourth Quarter
 .375
 .1875




The ask and bid prices cited herein for 2000 and 1999 have been obtained from the Electronic Bulletin Board quotation system of the NASD.
At March 23, 2001, the bid and ask prices for the Company's Common Stock obtained from the Electronic Bulletin Board of the NASD, were $.386 and $.625, respectively.
Holders
The Company is advised by American Stock Transfer & Trust Company, its agent, that there were approximately 304 holders of record of the Company's Common Stock at March 23, 2001.
Dividend Policy
The Company has never paid any dividends. The Company does not plan to pay any cash dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS OF
        OPERATIONS
	Overview
	AES was initially organized as a Massachusetts corporation
        January 2, 1996 for the purpose of manufacturing and marketing of jet pumps for pumping or vacuuming of liquids,
7
sludges and slurries in the waste water field that may be contaminated. Even though the sales of these jet pumps proved successful, it soon became apparent that the sale of the pumps as stand-alone units would limit the applications and sales. By late 1997 AES had developed complete systems with the jet pump as the core product, comprising the driving sources, vacuum and holding tanks and the control cabinets all mounted on skids or trailers as self-contained packages. These systems are marketed as HazVac(tm) and Envirovacs(tm) and combine advanced jet pump, vacuum and filtration technology. The systems can be transported for diverse applications including removal of hazardous material. With no moving parts the equipment requires extremely little maintenance and can be used for vacuuming a large variety of liquid or solid material, wet or dry.
	The purpose of the merger with The Company, a public company, was to create a means to raise the required capital to build a solid,financially strong company which will be a dominant supplier of equipment for industrial plant maintenance and the environmental clean-up industry on a global basis. This aim is to be accomplished through acquisitions of companies manufacturing similar and complementary equipment and through further development of the existing product lines.

Comparison of Revenues
Fiscal Year
2000
1999

Advanced Environmental Systems (AES)
$2,102,956
1,949,743





Acquisitions
The Company completed its first acquisition in February 1999 with the purchase of substantially all of the non-cash assets of LTC Americas and its wholly-owned subsidiary Surface Decon Ltd. LTC and Surface Decon are leading suppliers of vacuum blasting equipment to the nuclear and chemical industries. Management believes that the acquisition of the LTC line of vacuum blasting equipment greatly compliments the Company's existing equipment line and gives the Company product offering in the surface preparation industry.
Liquidity & Capital Resources
The Company has a working capital deficit of $(448,603) at December 31, 2000 compared to $(347,759) at December 31, 1999 due to a lower accounts receivable balance at December 31, 2000 as a result of lower fourth quarter sales.
	The Company presently has outstanding 2,386,466 warrants, issued to pre-merger stockholders or warrant holders of AES and the Company, to purchase shares of common stock which, if all were exercised, could result in gross proceeds to the Company of approximately $2,386,000.
All Warrants will expire October 31, 2001, however, there is no assurance that the Warrants will be exercised and that Company will receive the proceeds therefrom.
8
	The Company has a $400,000 revolving line of credit with a major bank, secured by substantially all of the assets of the Company. At December 31,2000, the line of credit expired and is not expected to be renewed by the bank.
Also at December 31, 2000, the Company was not in compliance with either of the required financial covenants under this line of credit and had not received a waiver of these requirements from the bank.
	The Company does not have any material commitments for capital expenditures as of the filing of this report. Management believes that the revenues being generated from operations, short-term lines of credit and the proceeds from the sale of Common Stock in anticipated private placements will provide sufficient liquidity to meet the Company's working capital needs for the remainder of this fiscal year ending December 31, 2001.

Selected Operations Data for AES follows:
                                            Years ended


                              Dec 31, 2000               Dec 31, 1999



Product Sales                 $2,102,956                 $1,949,743

Cost of Sales                 1,265,593                   1,310,486

Gross Profit                    837,363                     639,257

SGA&A, Eng. R&D                 842,899                   1,271,442

Loss from operations            (5,536)                    (632,185)


Other income(expense)
Interest expense                (67,781)                   (43,800)
Plant closing expense           (78,197)                         -
Miscellaneous income              8,663                      4,947
                                =========                  =========
                                (142,851)                  (671,038)

Net Loss
Balance Sheet Data
Current Assets                    663,116                   880,408
Current Liabilities             1,111,719                 1,228,167
                                =========                 =========
Working capital                 ( 448,603)                 (347,759)

Total assets                    1,191,732                 1,479,672


Long term obligations               7,641                    36,282

Weighted number of
shares outstanding              7,731,932                 7,731,932

Loss per common share               (0.02)                    (0.09)


Shareholders Equity               $72,372                 $ 215,223




9

Analysis of Operations for Fiscal 2000 & 1999

Fiscal 2000

The net operating loss of $632,185 for 1999 decreased to a net operating loss of $5,536 for fiscal year 2000. This significant improvement in operations can be attributed to additional sales in 2000 of approximately $153,000 and increasing the gross profit from 33% to 40%. In addition, the Company reduced selling, general and administrative expenses by approximately $309,000 by streamlining the administrative and accounting functions which resulted in reduced management and staff in 2000.

The Company successfully completed orders for abrasive blasting, recycling, and vacuum blasting equipment to remediate nuclear, lead, PCB, and asbestos contamination. The equipment was sold to shipyards, nuclear power plants, State Departments of Transportation "DOT", and contractors. During fiscal year 2000, the Company had approximately $183,000 in sales to a contractor deleading the San Francisco Bay Bridge. At December 31, 2000 the company had outstanding orders for equipment from Bechtel Corporation, the Maine DOT, and Maine Yankee Nuclear Plant. AES equipment is substantially reducing emissions, operator exposure, and solid waste disposal costs wherever it is used.

Sales for the company's equipment increased 7.8% from $1,949,743 in 1999 to $2,102,956 in 2000. The sales increase was a result of an increase in demand for the Company's technologies. The increase in sales was significant in light of the fact that the Company reduced its sales, marketing, and advertising expenses. As a result of increased federal spending in the U.S. Department of Transportation and the Department of Energy, as well as private sector spending in rebuilding the infrastructure of power plants, tank farms, and shipyards, there was substantial demand for the Companies products.

Fiscal 1999

The net operating loss of $129,847 for 1998 increased to a net operating loss of $632,185 for fiscal year 1999. The loss was a result of investments in the acquisition of LTC, management and staff, the costs of the Merger and becoming a public company, and the investment for developing an abrasive vacuum blasting and recovery/recycling system.
	In 1999, a chief financial officer was added to the Company's management team. In management's opinion, this position was needed to insure proper financial reporting. During the first quarter of 2000, the chief financial officer left the Company and was replaced on a part time basis.

        During 1999, AES successfully developed, designed, and tested equipment capable of vacuuming, and recycling Bar Shot blasting abrasive. This abrasive is becoming more widely used by the shipbuilding industry because of its increased productivity over conventional abrasives. The Company's equipment is capable of recycling the abrasive four times, thus substantially reducing abrasive consumption, acquisition cost for the abrasive and, more importantly, drastically reducing solid waste disposal costs. Testing of the technology was completed at Ingalls Shipyard, a Division of Litton Industries, a large shipbuilding facility in Pascagoula, MS. Ingalls subsequently placed a $131,000 order for a system that was delivered and successfully started up in the first quarter of 1999. This was the first system developed to recycle this special abrasive. The Company received substantial subsequent orders from Ingalls at the end of fiscal year 1999, amounting to over $321,000 for some of its' rental equipment as well as ancillary products.

	Demand for the Company's technologies increased sales in 1999 by approximately 23% to $1,949,743. Management believes that improved manufacturing efficiencies and better cost controls should position the Company to achieve better margins in the future. The Company's tools and jet pump vacuum technology is being used extensively in the decontamination of Yankee Atomic Facility in Rowe, MA ("Yankee").Such facility is the first commercial nuclear plant in the United States to be decommissioned and decontaminated. Based on the success at Yankee, the Company is expecting significant business in other commercial nuclear plants slated for decommissioning by the Nuclear Regulatory Commission.





11

Seasonality
The Company's products are primarily used for outdoors projects and such demand for these products is significantly reduced during the winter season for those parts of the country that experience bad weather.

Revenue Recognition

Revenue from equipment sales is recognized when equipment is shipped.Shipments on a consignment or demonstration basis are carried in inventory until such items are sold.

Inflation

        Inflation has not had a significant impact on the Company's operations to date.

ITEM 7. FINANCIAL STATEMENTS

	The financial statements required by Regulation S-B are included in this Annual Report on Form 10-KSB commencing on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING A FINANCIAL DISCLOSURE
        During the fiscal year ended December 31, 2000 there were no disagreements with its auditing firm, Carlin, Charron & Rosen, LLP on any matters.

	On January 25, 2000, the Company's Board of Directors engaged the independent accounting firm, Carlin, Charron & Rosen, LLP, 446 Main Street, Worcester, MA 01608-2359, a member of the Securities and Exchange Commission practice section of the AICPA, to audit the fiscal year ended December 31, 1999. The Company did not during the fiscal year ended December 31, 1999 or any subsequent period consult Carlin, Charron & Rosen, LLP regarding the application of accounting principles to a specific transaction or with respect to the type of audit opinion that might be rendered on the Company's financial statements.

12
PART III
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT
The directors and nominees serve, if and when elected, until the next annual shareholders meeting and until their successors are elected and qualified. The following table sets forth regarding the Company's directors, executive officers and control persons:
Name                            Age                     Position



Gerd E. Reinig                  62              Chairman of the Board
                                                and Treasurer

Gerald P. McNamara              53              Director, President and CEO

Heinz Buhr                      50              Director

William P. Gagnon               71              Director

William McPhee                  55              Director

Glen Wegner                     62              Director

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

Heinz Buhr. Mr. Buhr is a Director of the Company and a private investor. He has served as Director of AES since its inception in 1996. Mr. Buhr, a resident and citizen of Germany, is an investor and active partner in several real estate partnerships and industrial development companies. Prior to 1994, Mr. Buhr served as president and chief executive officer of Metek GmbH, a major supplier of brake shoes for the automotive industry.

13
William P. Gagnon. Mr. Gagnon is a Director of the Company and is the president and chief executive officer of Arland Tool & Manufacturing,Inc. a large manufacturing concern involved in Computer Numerically Controlled machining and assembly of electrical power generation parts. He started with Arland in 1970 to develop numerically controlled operations. In 1980, he was appointed chief executive officer. Prior to this he was a laser engineer at the American Optical Company.

William S. McPhee. Mr. McPhee is a Director of the Company since 2000. He is a professional engineer recognized as a worldwide authority in low level surface decontamination in the nuclear industry. Active in the surface preparation and decontamination field for more than 40 years, he has given numerous lectures on the subject and owns a number of patents on vacuum blasting equipment, shrouded blast heads and blast nozzles.
Glen Wegner. Dr. Wegner is a Director of the Company and has served as an advisor and director of AES since 1996. He is also a private investor and director of Hobie Cat, Inc. and Basic Telepresence Inc. He served as president and vice chairman of Optical Corporation of America from 1990-1997. Dr. Wegner is trained and licensed in both law and medicine and prior to 1990 served in an executive capacity with several successful ventures utilizing advanced technologies in the health and environmental industries

ITEM 10. EXECUTIVE COMPENSATION
For the fiscal year ended December 31, 2000, no cash compensation was paid to the Company's Chairman or to any other executive officer with the exception of Gerald McNamara, President and Chief Executive Officer, who draws an annual salary of $80,000 from AES. Mr. McNamara also receives the following perquisites on an annual basis: (1) $6,262 in health insurance premiums; (2) $636 in dental insurance premiums and (3) $14,707 in life insurance premiums. The Company's outside directors received no cash fees during 2000.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table provides information as of December 31, 2000, of each person known by the Company to be the beneficial owner of five percent or more of the Company's Common, by each current officer and director and all current officers and directors as a group. Except as otherwise indicated, each named holder has, to the best of the Company knowledge, sole voting and investment power with respect to the shares indicated.

14

Name And Address Of Beneficial Owner

Common Stock Beneficially Owned

Percentage Of Outstanding
Helm Capital Group, Inc.
537 Steamboat Road
Greenwich, CT 06830

1,176,507 (1)

13.2%
Gerd Reinig
c/o Teletrak Environmental Systems, Inc.
2 Sutton Road
Webster, MA 01570
1,599,263 (2)

20.5%

Heinz Buhr
Am Hambuch 18
D53340 Meckenheim
Germany
Gerald McNamara
C/o Teletrak Environmental Systems, Inc.
2 Sutton Road
Webster, MA 01570

762,750(3)



568,500(6)
9.9%



7.4%

William Gagnon
c/o Teletrak Environmental Systems, Inc.
2 Sutton Road
Webster, MA 01570
600,000(4)





6.6%

Dr. Glen Wegner
c/o Teletrak Environmental Systems, Inc.
2 Sutton Road
Webster, MA 01570
412,500(5)

5.3%

William S. McPhee
c/o Teletrak Environmental Systems, Inc.
2 Sutton Road
Webster, MA 01570
209,000(7)

2.7%

All Officers and Directors as a group (6 persons)
3,152,013

53.3%


(1) Consists of 1,176,507 warrants owned by Helm Capital Group, Inc. to purchase shares of Common Stock at $2.00 per share, expiring November 18, 2001.
(2) Includes 966,250 shares of Common Stock owned by Gerd Reinig, 300,000 shares of Common Stock owned by his wife, Karola Reinig and 80,000 warrants owned by Mr. Reinig to purchase Common Stock at $2.00 per share, expiring November 18, 2001.

15
(3) Owned by Buhr GmbH, a German corporation, of which Mr. Buhr is a Partner and the Chief Executive Officer.
(4) Owned by Arland Tool & MFG, Inc., a Massachusetts corporation, of which
    Mr. Gagnon is the Chief Executive Officer. Also includes 200,000 warrants owned by Arland Tool and MFG, Inc. to purchase shares of Common Stock at $2.00 per share. The warrants expire on November 18, 2001.
(5) Includes 187,500 shares of Common Stock owned by Dr. Wegner, 150,000 shares of Common Stock owed by his wife, Lynn Wegner, and 75,000 warrants owned by Dr. Wegner to purchase shares of Common Stock at $2.00 per share. The warrants expire on November 18, 2001.
(6) Includes 368,750 shares of Common Stock owned by Mr. McNamara and 199,750 shares of Common Stock owned by his wife, Tomi McNamara.
(7) Consists of 209,000 shares owned by Dunedin Inc, a company controlled by Mr McPhee.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
    The Company's wholly-owned subsidiary, AES, lease office space at 2 Sutton Road, Webster, Massachusetts from Gould & Eberhardt, a corporation which is 90% percent owned by Gerd Reinig, the Company's Chairman of the Board. On August 19, 1999, the Company borrowed $150,000 from Gerd Reinig, its Chairman, and issued a 10% promissory note representing the $150,000 loan amount. Under the note, interest at the rate of 10% per annum is payable on a monthly basis and the principal is due on demand.
    On August 23, 1999, the Company's Chairman, Gerd Reinig purchased 253,013 shares of Common Stock from Helm increasing his percentage ownership of the Company to approximately 20.5%.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits
Exhibit Number
Description
Location
3.1
Certificate of Incorporation
Incorporated by reference to Exhibit 3(a) to the Company's Registration Statement on Form S-1 (No. 2-84930)
3.2
Certificate of Amendment to Certificate of Incorporation



16
Incorporated by reference to Exhibit 3(a) to the Company's Registration Statement on Form S-1 (No. 2-84930)




3.3
Certificate of Amendment to Certificate of Incorporation
Incorporated by reference to Exhibit 3.2(A) to the Company's Registration Statement on Form S-2 (No. 2-30374)
3.4
Certificate of Amendment to Certificate of Incorporation
Incorporated by reference to Exhibit 3.4 to the Company's Annual Report on Form 10-KSB for 1991
3.5
Certificate of Amendment to the Certificate of Incorporation
Incorporated by reference to Exhibit B to the Company's Information Statement filed on September 4, 1998
4.1
Form of Common Stock Warrant



Incorporated by reference to Exhibit 10.2 of the Company's Form 8-K filed on February 19, 1999


10.1
Agreement and Plan of Merger by and among AES, the Company, Helm and the Merger Sub, dated July 24, 1998
Incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on February 19, 1999



10.2
Asset purchase agreement by and among LTC, Surface Decon, McPhee Fisher and LTC Teletrak, dated February 27, 1999
Incorporated by reference to Exhibit 10.2 of the Company's annual report on Form 10-KSB for 1998










(b) Reports on Form 8-K - None
17
SIGNATURES

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
William P. Gagnon
18
TEXT
DOCUMENT
DOCUMENT
TYPEEX-27
DESCRIPTION TELETRAK ENVIRONMENTAL SYSTEMS, INC. 2000 10-KSB / A
TEXT
TABLE S C
This schedule contains summary financial information extracted from 2000 financial statements and is qualified in its entirety by reference to such financial statements.

PERIOD-TYPE                                     YEAR
FISCAL-YEAR-END                                 DEC-31-2000
PERIOD-START                                    JAN-01-2000
PERIOD-END                                      DEC-31-2000
CASH  4,600
SECURITIES                                      0
RECEIVABLES                                     223,569
ALLOWANCES                                      41,836
INVENTORY                                       471,865
CURRENT-ASSETS                                  663,116
PP&E                                            349,165
DEPRECIATION                                    181,995
TOTAL-ASSETS                                    1,191,732
CURRENT-LIABILITIES                             1,111,719
BONDS
COMMON                                          7,694
PREFERRED-MANDATORY                             0
PREFERRED                                       0
OTHER-SE                                        1,516,434
TOTAL-LIABILITY-AND-EQUITY                      1,191,732
SALES                                           2,102,956
TOTAL-REVENUES                                  2,102,956
CGS                                             1,265,593
TOTAL-COSTS                                     2,108,492
OTHER-EXPENSES                                  69,534
LOSS-PROVISION
INTEREST-EXPENSE                                67,781
INCOME-PRETAX                                   (142,851)
INCOME-TAX                                      0
INCOME-CONTINUING                               (142,851)
DISCONTINUED                                    0
EXTRAORDINARY                                   0
CHANGES                                         0
NET-INCOME                                      (142,851)
EPS-BASIC                                       (.02)
EPS-DILUTED                                     (.02)
TEXT
DOCUMENT
SEC-DOCUMENT
----END PRIVACY-ENHANCED MESSAGE----