Form 10KSB/A
period 2000-12-31
TELETRAK ENVIRONMENTAL SYSTEMS INC
filed 2001-04-19
CIK 722828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
			  WASHINGTON, D.C. 20549
				FORM 10-KSB / A

[X] 	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934
	For Fiscal Year Ended December 31, 2000 or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934
	Commission File No. 0-13670

TELETRAK ENVIRONMENTAL SYSTEMS, INC.
(Name of Small Business Issuer in Its Charter)

Delaware                                        13-3187778
(State of other jurisdiction of
incorporation or organization)     (IRS Employer Identification Number)

2 Sutton Road, Webster, MA                            01570
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
The registrant's revenues for the year ended December 31, 2000 were $2,102,956.
The aggregate market value of the voting stock held by non-affiliates of the
Registrant at March 23, 2001 was approximately $2,289,960 based on the average bid and asked prices as reported by the NASDQ Electronic Bulletin Board. For these purposes, the term "affiliates" is deemed to mean the officers and directors of the registrant.

At March 23, 2001, there were 7,731,932 shares of common stock outstanding. Documents Incorporated by Reference:None
Transitional Small Business Format:Yes No X








ii







TABLE OF CONTENTS
FORM 10-KSB / A
												PAGE
PART I
        Item 1. Business.............................  1
        Item 2. Properties...........................  5
        Item 3. Legal Proceedings....................  5
        Item 4. Submission of Matters to a Vote......  5


PART II
	Item 5.	Market for Registrant's Common
        Stock and Related Stockholder................  6
	Item 6.	Management's Discussion and
        Analysis or Plan of Operations...............  6
        Item 7. Financial Statements................  11
	Item 8.	Changes in and Disagreements With
        Accountants or Accounting and Financial
        Disclosure.................................   11


PART III
	Item 9.	Directors & Executive Officers;
                Compliance With Section 16(a) of the
                Exchange Act.......................   12
        Item 10.Executive Compensation.............   13
	Item 11	Security Ownership of Certain
                Beneficial Owners and Management...   13
	Item 12	Certain Relationships and
                Related Transactions...............   14
        Item 13 Exhibits, List and
                Reports on Form 8-K................   15


















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




















PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

Market Information

The Company's Common Stock is traded on the OTCBB under the symbol "TAES". The following table sets forth the bid and ask prices for the Company's Common Stock for the prior two year period:


High			Low

2000
First Quarter		$.51			$.31
Second Quarter		 .60			 .25
Third Quarter		 .75			 .58
Fourth Quarter		 .87			 .15



1999
First Quarter		 .875			 .04
Second Quarter           .6875                   .25
Third Quarter		 .5			 .2813
Fourth Quarter		 .375			 .1875


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

During 1999, AES successfully developed, designed, and tested equipment capable of vacuuming, and recycling Bar Shot blasting abrasive. This abrasive is becoming more widely used by the shipbuilding industry because of its increased productivity over conventional abrasives. The Company's equipment is capable of recycling the abrasive four times, thus substantially reducing abrasive consumption, acquisition cost for the abrasive and, more importantly, drastically reducing solid waste disposal costs. Testing of the technology was completed at Ingalls Shipyard, a Division of Litton Industries, a large shipbuilding facility in Pascagoula, MS. Ingalls subsequently placed a $131,000 order for a system that was delivered and successfully started up
                                                            Continued --

in the first quarter of 1999. This was the first system developed to recycle this special abrasive. The Company received substantial subsequent orders from Ingalls at the end of fiscal year 1999, amounting to over $321,000 for some of its' rental equipment as well as ancillary products.

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

Helm Capital Group, Inc.
537 Steamboat Road
Greenwich, CT 06830
1,176,507 (1)
                                                                13.2%
Gerd Reinig
c/o Teletrak Environmental Systems, Inc.
2 Sutton Road
Webster, MA 01570
1,599,263 (2)
                                                                20.5%
Heinz Buhr
Am Hambuch 18
D53340 Meckenheim
Germany
762,750(3) 							9.9%

Gerald McNamara
C/o Teletrak Environmental Systems, Inc.
2 Sutton Road
Webster, MA 01570
568,500(6) 							7.4%

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
       Exhibit Number    Description          Location

               3.1       Certificate          Incorporated by reference
                         of Incorporation     to Exhibit 3(a) to the
                                              Company's Registration
                                              Statement on Form S-1
                                              (No. 2-84930)

               3.2       Certificate of       Incorporated by reference
                         Amendment to         to Exhibit 3(a) to
                         Certificate          the Company's Registration
                         of Incorporation     Statement on Form S-1 (No.2-84930)





16
       Exhibit Number    Description          Location

              3.3        Certificate of       Incorporated by reference to
                         Amendment to         Exhibit 3.2(A)
                         Certificate of       to the Company's Registration
                         Incorporation        Statement on Form S-2
                                              (No. 2-30374)


              3.4        Certificate of       Incorporated by reference to
                         Amendment to         Exhibit 3.4 to the
                         Certificate of       Company's Annual Report on
                         Incorporation        Form 10-KSB for 1991


              3.5        Certificate of       Incorporated by reference to
                         Amendment to         Exhibit B to the
                         the Certificate      Company's Information Statement
                         of Incorporation     filed on September 4, 1998


              4.1        Form of Common       Incorporated by reference to
                         Stock Warrant        Exhibit 10.2 of the
                                              Company's Form 8-K filed
                                              on February 19, 1999


             10.1       Agreement and Plan    Incorporated by reference to
                        of Merger by and      Exhibit 10.1 of the
                        among AES, the        Company's Form 8-K filed on
                        Company, Helm and     February 19, 1999
                        the Merger Sub,
                        dated July 24, 1998




             10.2       Asset purchase         Incorporated by reference to
                        agreement by and       Exhibit 10.2 of the
                        among LTC, Surface     Company's annual report on
                        Decon, McPhee Fisher   Form 10-KSB for 1998
                        and LTC Teletrak,
                        dated February
                        27, 1999






(b) Reports on Form 8-K - None




SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.

Signature	Title	Date
______________________	Chairman of the Board
Gerd E. Reinig
______________________	Director, President and
Gerald P. McNamara	Chief Executive Officer
______________________	Director
Heinz Buhr
______________________	Director
William P. Gagnon
______________________	Director
Glen Wegner






















We have audited the accompanying consolidated balance sheet of Teletrak Environmental Systems, Inc. and Subsidiaries as of December 31, 2000, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the two years in the period ended
December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.
An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Teletrak Environmental Systems, Inc. and Subsidiaries as of December 31, 2000, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in the financial statements, the Company has an accumulated deficit at December 31, 2000, has suffered substantial net losses in each of the last two years and is not in compliance with debt covenants, which raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are disclosed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Worcester, Massachusetts
March 23, 2001







                                F-2

             TELETRAK ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
                       Consolidated Balance Sheet
                           December 31, 2000

                                ASSETS

Current assets


Cash                                                       $        4,600

Accounts receivable, net of allowance for doubtful                181,733
accounts of $41,836

Inventory, net                                                    471,865

Prepaid expenses and other current assets                           4,918
                                                          ---------------
                                                                  663,116

Property and equipment, net                                       143,360
                                                           ---------------
Other assets

Intellectual property, patents and goodwill,
net of accumulated amortization of $22,973                        358,802






Cash surrender value of life insurance,
net of loans                                                       26,454
                                                          ________________
                                                                  385,256
                                                           _______________
                                                             $   1,191,732
                                                             =============

Liabilities and stockholders' equity
Current liabilities
Bank line of credit                                        $      400,000
Current portion of long-term debt                                  43,530
Note payable, stockholder                                         130,000
Accounts payable                                                  234,995
Due to related parties                                            226,645
Accrued expenses and other current liabilities                     76,549
                                                            _____________
                                                                1,111,719

Long Term debt, net of current portion                              7,641
                                                            -------------
                                                                1,119,360

Commitments and contingencies                                        -


Stockholder's equity                                               72,372
                                                            -------------

Total liabilities and stockholders' equity                  $   1,191,732
                                                             =============

                      See independent auditor's report and
              accompanying notes to consolidated financial statements
                                   F-3

            TELETRAK ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
                       Consolidated Statements of Operations
                  For the Years Ended December 31, 2000 and 1999

                                        2000              1999
Net sales                          $   2,102,956  $   1,949,743
Cost of goods sold                          1,265,593      1,310,486
                                        -------------  -------------

Gross profit                                  837,363        639,257
                                         -------------  -------------
Operating expenses
    Advertising                                42,669         55,234
    Selling, general, and
    administrative                            800,230      1,216,208
                                          -------------  -------------
                                              842,899      1,271,442
                                          -------------  -------------
Loss from operations                           (5,536)      (632,185)

                                          -------------  -------------


Other income (expense)
    Interest expense                          (67,781)       (43,800)
    Office closing expense                    (78,197)          -
    Miscellaneous income                        8,663          4,947
                                        -------------  -------------

                                             (137,315)       (38,853)
                                        -------------  -------------

Net loss                                $    (142,851) $    (671,038)
                                        ============== =============

Loss per common share                   $       (0.02)         (0.09)
                                        -------------  -------------

Weighted average number of
shares outstanding                          7,731,932      7,731,932







                See independent auditor's report and
        accompanying notes to consolidated financial statements

        TELETRAK ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
        Consolidate Statements of Changes in Stockholders' Equity

                    December 31, 2000 and 1999


                                  Additional
                Common Stock      Paid-In         Accumulated     Stockholders'
                Shares   Amount   Capital         Deficit         Equity

January 1, 1999
              7,252,927  $7,253   $1,172,875      $(637,867)     $ 542,261

Issuance of
common stock    479,005     441      343,559          -            344,000

Net loss            -        -            -        (671,038)      (671,038)
              ---------   -----    ---------      ----------     ----------

12/31/1999    7,731,932   7,694    1,516,434     (1,308,905)       215,223

Net loss           -        -          -           (142,851)      (166,851)
              ---------  ------    ---------      ----------     ----------

12/31/2000    7,731,932  $7,694   $1,516,434    $(1,451,756)    $   48,372
              ========= =======   ==========    ============    ===========




























                See independent auditor's report and
        accompanying notes to consolidated financial statements

        TELETRAK ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows
           For the Years Ended December 31, 2000 AND 1999

                                                2000             1999
Cash flows from operating activities

Net loss                                $    (142,851)  $    (671,038)

Adjustments to reconcile net loss
 to net cash provided by (used for)
 operating activities:
  Provision for doubtful accounts              (8,164)         20,000
  Reserve for obsolete inventory                7,800          25,000
  Depreciation and amortization                66,386          61,138
   (Increase) decrease in:
    Accounts receivable                       223,908        (196,184)
    Inventory                                 (35,674)       (103,893)
    Prepaid expenses and
    other current assets                       11,103          27,984
  Increase (decrease) in:
    Accounts payable and
    accrued liabilities                      (102,722)        134,349
    Due to related parties                     25,083         128,266
                                          ------------     ----------

Net cash provided by (used for)
operating activities                           44,869        (574,378)
                                          ------------     -----------


Cash flows from investing activities
  Proceeds from the sale of
  rental equipment                             23,810           -
  Purchases of property and equipment          (1,382)        (87,559)
  Increase in other assets                     (6,775)        (86,000)
  Change in cash surrender value
  of life insurance                           (11,391)          3,340
                                          ------------     -----------
Net cash used for investing activities          4,262        (170,219)
                                          ------------     -----------


Cash flows from financing activities
  Net borrowings on line of credit                -           150,000
  Proceeds from stockholder note payable          -           150,000
  Repayments of stockholder note payable      (20,000)           -
  Repayments of long-term debt                (47,450)        (44,193)
  Proceeds from sale of stock                     -           135,000
  Subscription receivable                         -            80,000
                                          ------------     -----------
Net cash provided by (used for)
financing activities                          (67,450)        470,807





					Continued--

        TELETRAK ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
                Combined Statements of Cash Flows
        For the Years Ended December 31, 2000 AND 1999


                                     2000               1999
Decrease in cash
                                  (18,319)          (273,790)

Cash-beginning                     22,919            296,709
                                 _________         __________

Cash-ending                    $    4,600        $    22,919
                               ===========       ============






Supplemental disclosures
of cash flows information

Cash paid during
the year for interest          $   67,781        $    43,800
                               ===========       ============


Summary of non-cash investing and financing activities

During the year ended December 31, 1999, LTC Teletrak, Inc. purchased the assets of another company in exchange for $211,000 in cash, a note payable for $80,000 and common stock valued at $209,000, of which $209 was recorded as common stock and $208,791 as additional paid-in capital.














                See independent auditor's report and
          accompanying notes to consolidated financial statements

           TELETRAK ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements

1.  Nature of Operations

    Teletrak Environmental Systems, Inc. (Teletrak; the Company) was incorporated on January 5, 1983 as Helm Advanced Technology Center, Inc.
    On November 18, 1998, Teletrak, an inactive entity at the time, effected a name change and a merger with Advanced Environmental Systems, Inc. (AES) (together, the Companies). The merger was consummated through an exchange of shares that resulted in the former AES shareholders receiving control of Teletrak. The merger was accounted for as a recapitalization and has been treated as a capital transaction for accounting purposes. In accordance with the merger, Teletrak issued 3,750,000 shares of its common stock to the stockholders of AES in exchange for the outstanding common stock of AES.
    In connection therewith, AES's historic capital accounts were retroactively adjusted to reflect the equivalent number of shares issued by Teletrak in the transaction while AES's historical accumulated deficit was carried forward.

    LTC Teletrak, Inc. (LTC) was incorporated on February 18, 1999 as TES Acquisition Corp. and is a wholly-owned subsidiary of the Company.

    Teletrak, Inc. is engaged principally in the manufacturing, selling and renting of vacuum blasting equipment throughout North America. AES is engaged in the marketing, distribution and licensing of industrial pumps and related equipment used primarily in environmental remediation, also throughout North America.

    Management is continuing to develop a plan to improve its cash position by focusing its sales on profitable product lines of environmental remediation equipment, as well as, vacuum blasting equipment. Thus,the ultimate success of the Companies is dependent upon their ability to increase sales and to secure financing adequate to meet their working capital and product development needs. Management is seeking to enhance the Companies' financial position by obtaining permanent additional financing. Management believes that the revenues being generated from operations, short-term lines of credit and proceeds from the sales of common stock in anticipated private placements will provide sufficient liquidity to meet the Company's working capital needs for the remainder of the fiscal year ending December 31, 2001. There can be no assurance, however, that the Companies' operations will be sustained or be profitable in the future, that adequate sources of financing will be available at all, when needed or on commercially acceptable terms, or that the Companies' product development and marketing efforts will be successful.

2.  Summary of Significant Accounting Policies

    Basis of Presentation
    The consolidated financial statements include the accounts of Teletrak Environmental Systems, Inc. and its wholly-owned subsidiaries, Advanced Environmental Systems, Inc. and LTC Teletrak, Inc. All significant intercompany balances and transactions have been eliminated in consolidation
                                                                   Continued --
                                       F-8


                TELETRAK ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES

                Notes to Consolidated Financial Statements
                For the Years Ended December 31, 2000 and 1999

2.  Summary of Significant Accounting Policies (Continued)

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

Inventory
        Inventory is stated at the lower of cost or market value, with cost determined by the first-in, first-out (FIFO) method.

Property and Equipment and Depreciation
        Property and equipment are stated at cost. Depreciation is computed using the straight-line method at rates sufficient to write off the cost of the applicable assets over their estimated useful lives.

Revenue Recognition
        Sales revenues are generally recognized when goods are shipped. Shipments on a consignment or demonstration basis are carried in inventory until such items are sold.

Goodwill
        Goodwill is amortized on a straight-line basis over 30 years.

Advertising
        Advertising costs are charged to operations when incurred.

Loss Per Common Share
        In 2000 and 1999, loss per common share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted per share computations are not presented since the effect would be antidilutive.

Research and Development
        The Companies charge costs of research and development activities to operations as incurred.

Long-Lived Assets
        The Companies record impairment losses on long-lived assets used in operations, including intangible assets, when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.
                                                                  Continued--
                                       F-9


                TELETRAK ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements
                  For the Years Ended December 31, 2000 and 1999

2.  Summary of Significant Accounting Policies (Continued)

Income Taxes
    The Companies account for income taxes according to the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and income tax bases of assets and liabilities and are measured using enacted tax rates and tax laws that will be in effect when the differences are expected to reverse. The primary component of the Companies' deferred tax asset as of December 31, 2000, which is fully reserved, is a net operating loss carryforward.

3.  Concentration of Credit Risk

    The Companies sell equipment throughout North America. The Companies perform ongoing credit evaluations of customers' financial condition and generally do not require collateral. Receivables from one customer represent 14% of total accounts receivable outstanding at December 31, 2000.

    The Companies also have a concentration of credit represented by cash balances in a certain large commercial bank in amounts which occasionally exceed current federal deposit insurance limits. The financial stability of this institution is continually reviewed by senior management.

4.  Inventory

    Inventory consists of the following:

         Finished goods                                 $  133,128
         Components and replacement parts                  371,537
                                                        __________
                                                           504,665
         Less - inventory reserves                          32,800
                                                        __________
         Total                                          $  471,865
                                                        ==========

5.  Property and Equipment

    The major components of property and equipment are:

         Machinery and equipment                        $  205,248
         Motor vehicles                                     21,557
         Office equipment                                   81,120
         Rental equipment                                   17,430
                                                        __________
                                                           325,355
         Less - accumulated depreciation                   181,995
                                                        __________
         Net property and equipment                     $  143,360
                                                        ==========
                                       F-10


                TELETRAK ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES

                      Notes to Consolidated Financial Statements
                    For the Years Ended December 31, 2000 and 1999

6.  Bank Line of Credit

    AES had a revolving bank loan obtained pursuant to a $400,000 demand line of credit, secured by all of its assets, which expired on December 31, 2000. This loan has not been renewed. Subject to various provisions of the loan agreement, including timely payment of interest and certain financial and operating covenants, no principal payment is required unless the borrowing base fails to exceed the amount advanced on the loan. The covenants include restrictions on the Companies regarding additional indebtedness, dividends and distributions, mergers and acquisitions and purchase of property and equipment and require the Companies to meet certain financial ratios. Borrowings permitted under the line of credit are based on certain accounts receivable and inventory levels. Interest on amounts outstanding is calculated at the bank's base rate plus 1.50% (11.0% at December 31, 2000) and is payable monthly in arrears.

    At December 31, 2000, AES was not in compliance with either of its required financial covenants and has not received a waiver of these requirements from the bank.

7.  Long-Term Debt

    Long-term debt consists of the following:

        AES bank note payable in monthly installments of
        $1,959 plus interest at the bank's base rate plus 2.00%
        (11.5% at December 31, 2000), through August 2001.
        The note is secured by all of AES's assets and
        contains the same covenants as the bank line of
        credit.                                              $ 14,890

        Teletrak and LTC note payable to a stockholder
        in monthly installments of $2,581 including
        interest at 10% per annum
        through March 2002.                                    36,281
                                                             ________
                                                               51,171
        Less - current maturities                              43,530
        Long-term portion                                   $   7,641
                                                            =========
	Maturities of long-term debt at
        December 31, 2000 are as follows:

        2001                                                $  43,530
        2002                                                    7,641
                                                            _________
                                                            $  51,171
                                                            =========



                                       F-11


                TELETRAK ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES

                     Notes to Consolidated Financial Statements
                   For the Years Ended December 31, 2000 and 1999

8.  Related Party Transactions

    Note Payable, Stockholder
        The balance represents cash advanced to the Companies by a stockholder under a promissory note payable on demand. Interest on the unpaid balance is payable monthly at 10% per annum. During 2000 and 1999, the Companies paid interest of approximately $14,500 and $5,600, respectively.

    Due to Related Parties
        The balance represents amounts due to three entities controlled by three separate Company stockholders as follows:
                                                        Balance at
                                                    December 31, 2000

    The Companies rent their premises and purchase
    supplies ($0 and $25,992, respectively, during
    2000 and $24,000 and $23,022, respectively
    during 1999) from the first entity. $63,500 of
    the total due to this related party
    is for unpaid rent at December 31, 2000.            $  106,092

    The Companies purchase supplies from the second
    entity ($16,873 in 2000 and $49,452 in 1999).           66,325

    The Companies purchased inventory ($44,758 in
    2000 and $52,088 in 1999) from the third entity,
    which also earned commissions on sales of the
    Companies' products ($14,750 in 2000 and $12,000
    in 1999).                                               54,228
                                                        ___________
                                                         $ 226,645
                                                        ===========
9.  Income Taxes

    During 2000, the Company recorded deferred tax assets for the benefit of net operating losses in the amount of $36,000. The cumulative amount of these assets, which is $301,000 at December 31, 2000, is fully reserved.
    Due to the Company's history of operating losses, management has concluded that realization of the benefit is not likely. The Company's ability to utilize its net operating loss carryforwards may be subject to an annual limitation in future periods pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, if additional transactions and/or ownership changes take place. Net operating losses of the pre-merger public entity, old Teletrak, are subject to a Section 382 limitation and any potential benefit is considered de minimis.




                                                                  Continued --
                                       F-12


                TELETRAK ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements
                  For the Years Ended December 31, 2000 and 1999

9.  Income Taxes (Continued)

    The reconciliation of income tax attributable to operations computed at the U.S. federal statutory tax rates to the Company's effective income tax rate for the years ended December 31, 2000 and 1999 is as follows:

         Tax benefit at U.S. statutory rates            (34.0)%

         State income tax benefit, net of federal
         tax effect                                      (6.0)%

         Effect of net operating loss carryforwards/
         valuation allowance                             40.0%
                                                        ______
         Total                                            0.0%
                                                        =======

    At December 31, 2000, the Company has federal net operating loss carryforwards of $1,304,000 which begin to expire in the year 2013. Additionally, the Company has Massachusetts state net operating losses to carry forward which expire as follows:

         Year Ending
         December 31,                                   Amount

           2002                                     $   427,000
           2003                                         113,000
           2004                                         607,000
           2005                                         157,000
                                                    ____________
                                                     $1,304,000

10. Stockholders' Equity

    Preferred Stock
        There are 5,000,000 authorized shares of cumulative preferred stock with a par value of $.001. There are no shares issued or outstanding at December 31, 2000 or 1999. The preferred stock has a liquidation value at par plus accrued dividends, if any, and is non-voting stock.

    Common Stock
        Common stock consists of voting stock with a par value of $.001. There are 25,000,000 shares authorized with 7,731,932 shares issued and outstanding at December 31, 2000 and 1999.



                                                                 Continued --
                                       F-13


                 TELETRAK ENVIRONMENTAL SYSTEMS, INC.  AND SUBSIDIARIES

                        Notes to Consolidated Financial Statements
                     For the Years Ended December 31, 2000 and 1999

10. Stockholders' Equity (Continued)

    Warrants
        At December 31, 2000 and 1999, the Company has outstanding 2,386,466 warrants, each to purchase one share of common stock at $2.00 per share. The warrants are exercisable through September 27, 2001.
        The warrants are redeemable at $.05 per warrant at the Company's option if the common shares trade for three consecutive days at $3.00 per share on any national securities exchange or if the average bid and asked price of the common shares in the over the counter markets is over $3.00 per share for three consecutive trading days.

        Shares have not been reserved for the exercise of warrants.

11. Acquisition

       In February, 1999 the Company purchased, through its wholly-owned subsidiary, LTC Teletrak, Inc., designated assets (including inventory, property and equipment and certain intangible assets) of a company and its subsidiary that manufactured, sold and rented vacuum blasting equipment. The acquisition was accounted for as a purchase and is included with the Companies' operations from February 28, 1999 through December 31, 1999. The total purchase price was $500,000 and consisted of $211,000 in cash, $80,000 in promissory notes bearing interest at 10% per annum and payable in 36 equal monthly installments and 209,000 shares of common stock. The purchase price was allocated among the tangible and intangible assets acquired based on their fair values. In addition,the Company assumed the seller's related service contracts and a supply contract, which was subsequently canceled.






                                                                Continued --

                                       F-14


                TELETRAK ENVIRONMENTAL SYSTEMS, INC.  AND SUBSIDIARIES

                        Notes to Consolidated Financial Statements
                      For the Years Ended December 31, 2000 and 1999

11. Acquisition (Continued)

    The total purchase price was allocated as follows:

    Inventory, including rental equipment               $ 100,000

    Office equipment                                       25,000

    Intangible assets (goodwill)                          375,000
                                                        _________
                                                        $ 500,000
                                                        =========
    During the period from February 28, 1999 through December 31, 1999,
    LTC Teletrak, Inc. had a net loss of $101,000 and revenues of $211,000. In addition, the acquired business had unaudited net losses for the five-month period ended February 28, 1999 and the year ended September 30, 1998 of $206,000 and $465,000, respectively, with unaudited revenues in those periods of $313,000 and $1,101,000, respectively.

12. Office Closing Expense

    During the first quarter of 2000, the Company closed an office in Virginia. Office closing expense consists of the write-off of inventory which was purchased when the Company purchased LTC and was subsequently determined to be worthless and rental costs to store certain inventory and office equipment, which were later moved to Massachusetts.
    These costs are shown within other income and expense as they do not relate to normal recurring business operations.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.

Signature	Title	Date
______________________	Chairman of the Board
Gerd E. Reinig
______________________	Director, President and
Gerald P. McNamara	Chief Executive Officer
______________________	Director
Heinz Buhr
______________________	Director
William P. Gagnon
______________________	Director
Glen Wegner

























                        See independent auditor's report

                                       F-15




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