Form 10QSB
period 2001-04-30
TELETRAK ENVIRONMENTAL SYSTEMS INC
filed 2001-05-16
CIK 722828

SECURITIES AND EXCHANGE COMMISSION
		  WASHINGTON DC 20549

		      FORM 10-QSB

	Quarterly Report Under Section 13 or 15(b) of the Securities Exchange Act of 1934

	      For Quarter Ended: March 31, 2001

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


Yes  __   No   X__

At March 31, 2001, there were 7,731,932 shares of the Company's common stock outstanding.







TELETRAK ENVIRONMENTAL SYSTEMS, INC.
FORM 10QSB TABLE OF CONTENTS

Part I 	   Financial Information

   Item 1        Financial Statements

March 31, 2001 and December 31, 2000

Consolidated Balance Sheets

Consolidated Statements of Operations
for the three months ended March 31, 2001
and 2000

Consolidated Statements of Cash Flows
for the three months ended March 31, 2001 and 2000.

Item 2     Management Discussion and Analysis of
Financial Condition and Results of Operations

Part II		Other Information

Item 1     Legal Proceedings

Item 2     Changes in Securities

Item 3     Defaults Upon Senior Securities

Item 4     Submission of Matters to a Vote of Security Holders

Item 5     Other Information

Item 6     Exhibits and Reports on Form 8-K

Signature(s)


Part 1
Item 1 - Financial Statements

TELETRAK ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Balance Sheet


                          Unaudited               Audited
                          March 31, 2001       December 31, 2000

Current assets
   Cash                   24,041                  4,600
   Accounts receivable,
   net of allowance for
   doubtful accounts
   of $41,836             269,168               181,733
   Inventory, net
   of reserves
   of $32,800             408,858               471,865
   Prepaid expenses
   and other
   current assets          17,374                 4,918
                          ========             =========
                          719,441               663,116

Property and equipment,
net                       130,395               143,361

Other assets
Intellectual property,
patents and goodwill,
net of accumulated
amortization of $26,098
and $22,973 in 2000       355,677               358,802
Cash surrender value
of life insurance,
net of loans               14,935                26,453
                          =======               =======
                          370,612               385,255

Total assets            1,220,448              1,191,732

Liabilities and
Stockholders' Equity

Current liabilities
Bank line of credit       400,000                400,000
Current portion
of long-term debt          29,209                  43,530
Note payable,
stockholder               130,000                 130,000
Accounts payable          285,876                 234,995
Due to related
parties                   262,880                 226,645
Accrued expenses
and other current
liabilities                97,641                  76,549
                       ==========              ===========
                        1,205,606               1,111,719

Long-term debt, net
of current portion          7,617                   7,641
                        1,213,223               1,119,360

Commitments and contingencies

Stockholders' equity        7,225                  72,372

Total liabilities
and stockholders'equity 1,220,448                1,191,732


See accompanying "Notes to Financial Statements (Unaudited)"

Item 1 - Financial Statements

TELETRAK ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

For the Three Months Ended March 31
                                 Unaudited               Unaudited
                                    2001                   2000

Net sales                        $ 388,125            $ 610,826

Cost of goods sold                 239,210              314,326

Gross profit                       148,915              296,500

Operating expenses
Advertising                          1,179                    0
Selling, general,
and administrative                 194,375              222,502
                                ===========           ==========
                                   195,554              222,502

Profit (Loss) from
operations                         (46,639)              75,998

Other income (expense)
Interest expense                    18,508               14,836

Net Income (Loss)                $ (65,147)           $  61,162

Earnings(Loss) per
common share                      $ (0.01)             $  0.01


Weighted average number
of shares outstanding             7,731,932           7,731,932











See accompanying "Notes to Financial Statements (Unaudited)"


Item 1 - Financial Statements

TELETRAK ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Three Months Ended March 31

                                       Unaudited         Unaudited
                                       2001                2000
Cash flows from operating activities
Net income (loss)                      $(65,147)        $ 77,494
Adjustments to reconcile net
income (loss)
to net cash provided by (used for)
operating activities:

Depreciation and amortization           16,091           24,073
(Increase) decrease in:
Accounts receivable                    (87,435)         (87,219)
Inventory                               63,007          (21,599)
Prepaid expenses and other
current assets                         (12,456)          (7,693)
Increase (decrease) in:
Accounts payable and accrued
Liabilities                             71,973           20,248
Due to related parties                  36,235          (51,743)
Net cash provided by (used  for)
operating activities                    22,268          (46,439)

Cash flows from investing activities
Purchases of property and equipment          0           10,623
Change in cash surrender value of
life insurance                          11,518                0
Net cash provided by investing
activities                              11,518           10,623

Cash flows from financing
activities
Proceeds from long-term debt                  0           52,760
Repayments of long-term debt            (14,345)               0
Net cash provided by (used for)
financing activities                    (14,345)          52,760

Increase in cash                         19,441           16,944

Cash-beginning                            4,600           22,919

Cash-ending                           $  24,041         $ 39,863

Supplemental disclosure of
   cash flows information
Cash paid for interest                 $ 18,483         $ 14,836



See accompanying "Notes to Financial Statements (Unaudited)"

Item 1 - Financial Statements

NOTES TO CONDENSED FINANCIAL STATEMENTS

(NOTE A) BASIS OF PRESENTATION:

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10 QSB and regulations S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results of the three month period ended March 31,2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

(NOTE B) NATURE OF OPERATIONS

LTC Teletrak, Inc. is engaged principally in the manufacturing, selling and renting of vacuum blasting equipment throughout North
America. AES is engaged in the marketing, distribution and licensing of industrial pumps and related equipment used primarily in environmental remediation, also throughout North America.

Management is continuing to develop a plan to improve its cash position by focusing its sales on profitable product lines of environmental remediation equipment, as well as, vacuum blasting equipment.Thus, the ultimate success of the Companies is dependent upon their ability to increase sales and to secure financing adequate to meet their working capital and product development needs. Management is seeking to enhance the Companies' financial position by obtaining permanent additional financing. Management believes that the revenues being generated from operations, short-term lines of credit and proceeds from the sales of common stock in anticipated private placements will provide sufficient liquidity to meet the Company's working capital needs for the remainder of the fiscal year ending December 31, 2001.There can be no assurance, however,that the Companies' operations will be sustained or be profitable in the future, that adequate sources of financing will be available at all, when needed or on commercially acceptable terms, or that the Companies' product development and marketing efforts will be successful.

(NOTE C) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

[1] Earnings (loss) per common share:

In 2001 and 2000, earnings(loss) per common share is computed using the weighted average number of shares of common stock outstanding during the period.Diluted per share computations are not presented since the effect would be antidilutive.

 [2] Research and Development Costs:

The Companies charge costs of research and development activities to operations as incurred.


[3] Stockholders' Equity
                                        March 31               December 31
Preferred Stock                           2001                     2000
There are 5,000,000 authorized shares
of cumulative preferred stock with a par value of $.001. There are no shares issued or outstanding at March 31, 2001 or December 31, 2000. The preferred stock has a liquidation value at par plus accrued dividends, if any, and is non-voting stock.

Common Stock
Common stock consists of voting stock with
a par value of $.001.  There are 25,000,000
shares authorized with 7,731,932 shares
issued and outstanding at March 31, 2001
and December 31, 2000                    $ 7,694               $7,694

Additional Paid-In Capital             1,516,434            1,516,434

Accumulated Deficit                   (1,516,903)          (1,451,756)
Total Stockholders' Equity                $7,225              $72,372

Item 2

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

 Results of Operations

 Overview

TAES was formed in 1998 after the merger of Advanced Environmental Systems, a privately held company, with Teletrak Advanced Systems, Inc.

The Company specializes in the manufacture, distribution and licensing of industrial jet pumps and related equipment.
The design of these pumps based on jet pump technology, with no movable parts, makes this equipment a highly effective portable tool for the removal of granular wet or dry material (including sludge, scale, slurries, sands and heavy shot blasting materials), for a wide range of applications across many industries including environmental clean-up of hazardous matter such as lead and other heavy metals and nuclear contaminants and as general maintenance tools in the marine, transportation, chemical and waste water industries.The motive power, compressed gases such as air or steam or pressurized liquids such as water, oils, or pulps, provides operating flexibility for hopper loading, cleaning and submersible application, as well as the ability to collect and transport materials over long distances.

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

AES offers the most complete line of equipment for remediation and surface preparation where dust and waste generation give problems. All AES equipment is designed to provide POINT OF GENERATION DUST
CONTROL AND WASTE CONTAINMENT. Dust control is achieved by providing negative air pressure and shrouds around tools or blast nozzles.The operator is not exposed in any way to unhealthy lead levels or dust.

Three months ended March 31, 2001 vs. three months ended March 31,2000


For the quarter ended March 31, 2001, the company shows a loss in the amount of ($65,147) as compared to income of $61,162 for the same period last year.This translates to a loss per common share of $.01 as compared to income of $.01 for the same period last year.

The decrease in revenues and earnings for the period ended March 31, 2001 were the result of two significant orders which were originally scheduled for shipment in the first quarter of 2001 being, delayed at the customers request, and shipped in the second quarterof 2001.
This would have increased revenue by approximately $140,000 in the March 31, 2001 quarter.

The Company recognized sales in the amount of $388,125 for the three months ended March 31, 2001 as compared to $610,826 for the same period last year.

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

All Warrants, including the 625,000 Private Placement Warrants will expire October 31, 2001, however, there is no assurance that the Warrants will be exercised and that Company will receive the proceeds therefrom.

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

Seasonality

The Company's products are a primarily used for outdoors projects and such demand for these products is significantly reduced during the winter season for those parts of the country that experience bad weather.

Revenue Recognition

Revenue from equipment sales is recognized when equipment is shipped. Shipments on a consignment or demonstration basis are carried in inventory until such items are sold.

Inflation

Inflation has not had a significant impact on the Company's operations to date.

Forward Looking Statements

This Form 10-QSB contains statements, which are not historical facts. These statements may constitute "forward-looking statements" within the meaning of the Securities Act of 1933 and the Securities and Exchange Act of 1934 as amended. Certain, but not necessarily all, of such forward looking statements can be identified by the use of such words as "believes", "expects", "may", "will", "should", or "anticipates" or the negative thereof or other variations thereon of similar terminology, and/or which include, without limitation, statements regarding the following: adequacy of the funding to operate the Company; plans for raising capital; market expectation for the Company's products and the related anticipated sales growth; changes in the marketplace including mergers, acquisitions and partnerships; implementation of the sales and marketing plan; economic and competitive factors affecting market growth; and discussions of strategies involving risk and uncertainties that reflect management's current views These statements are based on many assumptions and factors and may involve risks and uncertainties. The actual results of the Company or industry results may be materially different from any future results expressed or implied by such forward looking statements because of factors such as insufficient capital resources to operate the Company; inability to successfully market and sell the Company's products; changes in the marketplace including variations in the demand for the Company's products and consolidation via partnership; mergers, and acquisitions,' and changes in the economic and competitive environment.These factors and other information contained in this Form 10 Q could cause such views, assumptions and factors and the Company's results of operations to be materially different.

Part II - OTHER INFORMATION

 Item 1 - Legal Proceedings

	None
Item 2 -  Changes in Securities

	C. Sales of Securities

	None
Item 3 - Defaults Upon Senior Securities

	Not applicable

Item 4 - Submission of Matters to a vote of Security Holders

	None

Item 5 - Other Information

	Not applicable

Item 6 - Exhibits and Reports on Form 8-K

	a.  Exhibits

	None

	b.  Reports on form 8-K

	None




SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Teletrak Environmental Systems, Inc.

GERD REINIG

BY: Gerd Reinig, Chairman of the Board
        GERALD MCNAMARA

BY: Gerald McNamara, President

Dated: