Form 10QSB
period 2001-06-30
TELETRAK ENVIRONMENTAL SYSTEMS INC
filed 2001-08-15
CIK 722828

SECURITIES AND EXCHANGE COMMISSION
		  WASHINGTON DC 20549

		      FORM 10-QSB

	Quarterly Report Under Section 13 or 15(b) of the Securities Exchange Act of 1934

	      For Quarter Ended: June 30, 2001

	      Commission File Number: O-13670


Teletrak Environmental Systems, Inc.	13-3187778
Delaware				IRS Employer
State or other jurisdiction of		Ident. No.
Incorporation or organization


2 SUTTON RD
WEBSTER, MA				01570
Tel:					(508) 949-2430
Fax:					(508) 949-2473


Indicates by check mark whether the registrants(1) has filed all reports required to be filed by section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding
12 months (or for such shorter period that the registrant was required to file such reports),and (2) has been subject to such filing requirements for the past 90 days.


                                    Yes  __   No   X__

At June 30, 2001, there were 7,731,932 shares of the Company's common stock outstanding.








TELETRAK ENVIRONMENTAL SYSTEMS, INC.
FORM 10QSB TABLE OF CONTENTS

Part I 	   Financial Information

Item 1     Financial Statements

           June 30, 2001 and December 31, 2000
           Consolidated Balance Sheets
           Consolidated Statements of Operations
           for the three and six months ended June 30, 2001
           and 2000

           Consolidated Statements of Cash Flows
           for the six months ended June 30, 2001
           and 2000.

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



















Part 1
Item 1  Financial Statements

TELETRAK ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Balance Sheet


                                            Unaudited       Audited
                                          Jun 30, 2001    Dec 31, 2000

Current assets

Cash                                      $    -          $  4,600
Accounts receivable, net of allowance for
doubtful accounts of $25, 635 and $41,836  209,716         181,733
Inventory, net of reserves of $32,800      405,565         471,865
Prepaid expenses and other current assets   16,572           4,918
                                           631,853         663,116

Property and equipment, net                117,431         143,361

Other assets

Intellectual property, patents and goodwill,
net of accumulated amortization of $27,139
and $22,973 in 2000                        354,635         358,802
Cash surrender value of life insurance,
net of loans                                 6,294          26,453
                                           360,929         385,255

Total assets                            $1,110,213      $1,191,732

Liabilities and Stockholders' Equity

Current liabilities

Bank line of credit                       $400,000         $400,000
Current portion of long-term debt           25,893           43,530
Note payable, stockholder                  130,000          130,000
Accounts payable                           314,455          234,995
Due to related parties                     257,950          226,645
Accrued expenses and other current
liabilities                                 88,944           76,549
                                         1,217,242        1,111,719

Long-term debt, net of current portion       7,641            7,641
                                         1,224,883        1,119,360

Commitments and contingencies

Stockholders' equity                      (114,670)          72,372

Total liabilities and stockholders'
equity                                  $1,110,213       $1,191,732


See accompanying "Notes to Financial Statements (Unaudited)"


Item 1 Financial Statements

TELETRAK ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

For the three months 			For the six months
    ended June 30	  		   ended June 30

                            Unaudited Unaudited Unaudited Unaudited
                              2001      2000      2001      2000

Net sales                   $361,018  $767,369  $749,143  $1,378,195

Cost of goods sold          261,346    462,880   500,556     777,206

Gross profit                 99,672    304,489   248,587     600,989

Operating expenses
Advertising                  (2,034)     7,117      (855)      7,117
Selling, general, and
administrative              212,527    214,868   403,801     425,708
                            210,493    221,985   402,946     432,825

Income(loss) from
operations                 (110,821)    82,504  (154,359)    168,164


Other income (expense)
Interest expense            (14,198)   (17,246) ( 32,682)    (32,082)
Miscellaneous income              0      9,662         0           0
                            (14,198)   ( 7,584) ( 32,682)    (32,082)
Net Income (loss)         $(125,019)  $ 74,920 $(187,041)   $136,082

Loss per common share     $   (0.02)  $   0.01 $   (0.02)      $0.01


Weighted average number
of shares outstanding     7,731,932  7,731,932 7,731,932   7,731,932







See accompanying "Notes to Financial Statements (Unaudited)"



Item 1 Financial Statements

TELETRAK ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Six Months Ended June 30

                                           Unaudited    Unaudited
                                             2001         2000
Cash flows from operating activities

Net income (loss)                          $(187,041)  $136,082
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:

Depreciation and amortization                 30,096     37,730

(Increase) decrease in:
Accounts receivable                          (27,983)   (23,968)
Inventory                                     66,300     13,842
Prepaid expenses and other
current assets                               (11,654)   (29,035)
Increase (decrease) in:
Accounts payable and accrued
Liabilities                                   91,855    (16,256)
Due to related parties                        31,305    (51,562)
Net cash provided by (used  for)
operating activities                          (7,122)    66,833

Cash flows from investing activities

Purchases of property and equipment                0     23,272
Change in cash surrender value of
life insurance                                20,159          0
Net cash provided by investing activities     20,159     23,272

Cash flows from financing activities
Proceeds from long-term debt
Repayments of long-term debt                 (17,637)    46,484
Net cash provided by(used for)
financing activities                         (17,637)    46,484

Increase (decrease)  in cash                  (4,600)   136,589

Cash-beginning                                 4,600     22,919

Cash-ending                              $         -   $159,508

Supplemental disclosure of
cash flows information
Cash paid for interest                      $ 32,682   $ 32,082



See accompanying "Notes to Financial Statements (Unaudited)"

Item 1 Financial Statements

NOTES TO CONDENSED FINANCIAL STATEMENTS

(NOTE A) BASIS OF PRESENTATION:

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10 QSB and regulations S-B. Accordingly,they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presen- -tation have been included. Operating results of the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001

(NOTE B) NATURE OF OPERATIONS

Teletrak Advanced Environmental Systems, Inc. is engaged principally in the manufacturing, selling and renting of vacuum blasting equipment throughout North America.AES is engaged in the marketing, distribution and licensing of industrial pumps and related equipment used primarily in environmental remediation, also throughout North America.

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



[3] Stockholders' Equity
                                            June 30         December 31
Preferred Stock                              2001             2000

There are 5,000,000 authorized shares
of cumulative preferred stock with a par value of $.001.There are no shares issued or outstanding at June 30, 2001 or December 31, 2000.The preferred stock has a liquidation value at par plus accrued dividends, if any, and is non-voting stock.

Common Stock

Common stock consists of voting stock with
a par value of $.001.There are 25,000,000
shares authorized with 7,731,932 shares
issued and outstanding at June 30, 2001
and December 31, 2000                       $  7,694         $  7,694

Additional Paid-In Capital                 1,516,434        1,516,434

Accumulated Deficit                       (1,638,798)      (1,451,756)
Total Stockholders' Equity               $  (114,670)      $   72,372

Item 2

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

 Results of Operations

 Overview

TAES was formed in 1998 after the merger of Advanced Environmental Systems, a privately held company, with Teletrak Advanced Systems, Inc.

The Company specializes in the manufacture, distribution and licensing of industrial jet pumps and related equipment.The design of these pumps based on jet pump technology,with no movable parts, makes this equipment a highly effective portable tool for the removal of granular wet or dry material (including sludge, scale, slurries, sands and heavy shot blasting materials), for a wide range of applications across many industries including environmental clean-up of hazardous matter such as lead and other heavy metals and nuclear contaminants and as general maintenance tools in the marine,transportation,chemical and waste water industries The motive power, compressed gases such as air or steam or pressurized liquids such as water, oils, or pulps, provides operating flexibility for hopper loading, cleaning and submersible application, as well as the ability to collect and transport materials over long distances.

The jet pump technology is also included in the Company's vacuums marketed under the trade names HAZVAC and ENVIROVAC and the newly acquired line of abrasive blasting and recycling equipment marketed under the trade name "SURFACE DECON".
In addition, the Company manufactures and distributes a full line of shrouded, hand operated tools that attach to the Company's vacuum filtering equipment and can be used with the Company's abrasive blasting and recycling equipment.These tools have been designed to work on all surfaces and all types of construction material, both hazardous and non-hazardous.

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

Three months ended June 30, 2001 vs. three months ended June 30,2000.

For the quarter ended June 30, 2001, the company shows a loss in the amount of($125,021) as compared to income of $74,920 for the same period last year.This translates to a loss per common share of $(.02) as compared to income of $.01 for the same period last year.

The Company recognized sales in the amount of $361,018 for the three months ended June 30, 2001 as compared to $767,369 for the same period last year.

The decrease in revenues and the resulting increase in net loss was caused by lack of sales.Management is actively trying to expand its sales force to assure effective penetration in the various markets. It is estimated that it will take several months before the sales department is brought to the ideal structure.

Six months ended June 30, 2001 vs. six months ended June 30, 2000.

For the six months ended June 30, 2001, the company shows a loss in the amount of (187,041) as compared to income of $136,082 for the same period last year.This translates to a loss per common share of $(.02) as compared to income of $.01 for the same period last years.

The company recognized sales in the amount of $749,143 for six months ended June 30,2001 as compared to $1,378,195 for the same period last year.

Liquidity & Capital Resources

Advanced Environmental Systems, Inc.(AES) was privately held until the Merger.

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

Management believes that the revenues being generated from operations, shortterm lines of credit and the proceeds from the sale of common stock in anticipated Private Placements will provide sufficient liquidity to meet the Company's working capital needs for the remainder of this fiscal year ending December 31, 2001.

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

Forward Looking Statements

This Form 10-QSB contains statements, which are not historical facts. These statements may constitute "forward-looking statements" within the meaning of the Securities Act of 1933 and the Securities and Exchange Act of 1934 as amended. Certain, but not necessarily all, of such forward looking statements can be identified by the use of such words as "believes", "expects", "may", "will", "should", or "anticipates" or the negative thereof or other variations thereon of similar terminology, and/or which include, without limitation, statements regarding the following: adequacy of the funding to operate the Company; plans for raising capital; market expectation for the Company's products and the related anticipated sales growth; changes in the marketplace including mergers, acquisitions and partnerships; implementation of the sales and marketing plan; economic and competitive factors affecting market growth; and discussions of strategies involving risk and uncertainties that reflect management's current views.These statements are based on many assumptions and factors and may involve risks and uncertainties.The actual results of the Company or industry results may be materially different from any future results expressed or implied by such forward looking statements because of factors such as insufficient capital resources to operate the Company; inability to successfully market and sell the Company's products; changes in the marketplace including variations in the demand for the Company's products and consolidation via partnership; mergers, and acquisitions,' and changes in the economic and competitive environment.These factors and other information contained in this Form 10 QSB could cause such views, assumptions and factors and the Company's results of operations to be materially different.

Part II - OTHER INFORMATION

 Item 1  Legal Proceedings

	None
Item 2 -  Changes in Securities

	C. Sales of Securities

	None
Item 3  Defaults Upon Senior Securities

	Not applicable

Item 4  Submission of Matters to a vote of Security Holders

	None

Item 5  Other Information

	Not applicable

Item 6  Exhibits and Reports on Form 8-K

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