Form 10QSB
period 2001-09-30
TELETRAK ENVIRONMENTAL SYSTEMS INC
filed 2001-11-15
CIK 722828

SECURITIES AND EXCHANGE COMMISSION
		  WASHINGTON DC 20549

		      FORM 10-QSB

	Quarterly Report Under Section 13 or 15(b) of the Securities Exchange Act of 1934

	      For Quarter Ended: September 30, 2001

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


                                    Yes  __   No   X__

At September 30, 2001, there were 7,731,932 shares of the Company's common stock outstanding.








TELETRAK ENVIRONMENTAL SYSTEMS, INC.
FORM 10QSB TABLE OF CONTENTS

Part I 	   Financial Information

Item 1     Financial Statements

           September 30, 2001 and December 31, 2000
           Consolidated Balance Sheets
           Consolidated Statements of Operations
           for the six and nine months ended September
	   30, 2001 and 2000

           Consolidated Statements of Cash Flows
           for the nine months ended September 30,
           2001 and 2000.

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


                                            Unaudited       Audited
                                          Sep 30, 2001    Dec 31,2000

Current assets

Cash                                      $  2,206          $4,600
Accounts receivable, net of allowance for
doubtful accounts of $25, 635 and $41,836  225,919         181,733
Inventory, net of reserves of $32,800      352,004         471,865
Prepaid expenses and other current assets    3,062           4,918
                                           583,191         663,116

Property and equipment, net                104,467         143,361

Other assets

Intellectual property, patents and goodwill,
net of accumulated amortization of $27,139
and $22,973 in 2000                        350,469         358,802
Cash surrender value of life insurance,
net of loans                                   530          26,453
                                           350,999         385,255

Total assets                            $1,038,656      $1,191,732

Liabilities and Stockholders' Equity

Current liabilities

Bank line of credit                       $400,000         $400,000
Current portion of long-term debt           15,714           43,530
Note payable, stockholder                  130,000          130,000
Accounts payable                           271,090          234,995
Due to related parties                     295,005          226,645
Accrued expenses and other current
liabilities                                121,920           76,549
                                         1,233,728        1,111,719

Long-term debt, net of current portion       7,641            7,641
                                         1,241,369        1,119,360

Commitments and contingencies

Stockholders' equity                      (202,713)          72,372

Total liabilities and stockholders'
equity                                  $1,038,656       $1,191,732


See accompanying "Notes to Financial Statements (Unaudited)"


Item 1 Financial Statements

TELETRAK ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

For the three months 			For the six months
    ended Sep 30	  		   ended Sep 30

                            Unaudited Unaudited Unaudited Unaudited
                              2001      2000      2001      2000

Net sales                  $407,907  $494,106  $1,157,051  $1,872,301

Cost of goods sold         260,510    374,005   761,066     1,151,211

Gross profit               147,397   120,101   395,985       721,090

Operating expenses
Advertising                  641     21,966      (214)      29,083
Selling, general, and
administrative              246,845    107,029   626,533     532,737
                            247,486    128,995   626,319     561,820

Income(loss) from
operations                 (100,089)    (8,894)  (230,334)    159,270


Other income (expense)
Interest expense            (12,045)   (19,033) ( 44,726)    (51,115)
Miscellaneous income              0      0         0           0
                            (2,045)   ( 19,033) (44,726)    (51,115)
Net Income (loss)         $(88,044)  $ (27,927) $(275,060)   $108,155

Loss per common share     $   (0.01)  $   (0.00) $   (0.04)      $0.01


Weighted average number
of shares outstanding     7,731,932  7,731,932 7,731,932   7,731,932







See accompanying "Notes to Financial Statements (Unaudited)"



Item 1 Financial Statements

TELETRAK ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Nine Months Ended Sep 30

                                           Unaudited    Unaudited
                                             2001         2000
Cash flows from operating activities

Net income (loss)                          $(275,060)  $108,155
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:

Depreciation and amortization                 47,227     37,981

(Increase) decrease in:
Accounts receivable                          (44,186)   58,236
Inventory                                     119,861   (35,435)
Prepaid expenses and other
current assets                               1,831   (5,999)
Increase (decrease) in:
Accounts payable and accrued
Liabilities                                   81,466    (107,834)
Due to related parties                        68,360    (71,562)
Net cash provided by (used  for)
operating activities                          (501)      (16,458)

Cash flows from investing activities

Purchases of property and equipment                0     22,428
Change in cash surrender value of
life insurance                                25,923          0
Net cash provided by investing activities     25,923     23,272

Cash flows from financing activities
Proceeds from long-term debt
Repayments of long-term debt                   27,816    26,038
Net cash provided by(used for)
financing activities                           27,816    26,038

Increase (decrease)  in cash                  (2,394)    32,008

Cash-beginning                                 4,600     22,919

Cash-ending                              $     2,206   $ 54,927

Supplemental disclosure of
cash flows information
Cash paid for interest                      $ 44,726   $ 51,115



See accompanying "Notes to Financial Statements (Unaudited)"

Item 1 Financial Statements

NOTES TO CONDENSED FINANCIAL STATEMENTS

(NOTE A) BASIS OF PRESENTATION:

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10 QSB and regulations S-B. Accordingly,they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presen- -tation have been included. Operating results of the three and six month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

The accompanying interim financial statements for the period ended September 30, 2001 have not been reviewed by an independent public accountant in accordance with Statement on Auditing Standards No.71.

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



[3] Stockholders' Equity
                                          September 30    December 31
Preferred Stock                              2001             2000

There are 5,000,000 authorized shares
of cumulative preferred stock with a par value of $.001.There are no shares issued or outstanding at September 30, 2001 or December 31, 2000.The preferred stock has a liquidation value at par plus accrued dividends, if any, and is non-voting stock.

Common Stock

Common stock consists of voting stock with
a par value of $.001.There are 25,000,000
shares authorized with 7,731,932 shares
issued and outstanding at September 30, 2001
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

Three months ended September 30, 2001 vs. three months ended September
30,2000.

For the quarter ended September 30, 2001, the company shows a loss in the amount of($88,044) as compared to income of $27,927 for the same period last year.This translates to a loss per common share of $(.01) as compared to income of $.00 for the same period last year.

The Company recognized sales in the amount of $407,907 for the three months ended September 30, 2001 as compared to $494,106 for the same period last year.

The decrease in revenues and the resulting increase in net loss was caused by lack of sales.Management is actively trying to expand its sales force to assure effective penetration in the various markets. It is estimated that it will take several months before the sales department is brought to the ideal structure.

Six months ended September 30, 2001 vs. six months ended September
30,2000.

For the nine months ended September 30, 2001, the company shows a loss in the amount of (275,060) as compared to income of $108,155 for the same period last year.This translates to a loss per common share of(.01) as compared to income of $.01 for the same period last years.

The company recognized sales in the amount of $1,157,051 for nine months ended September 30,2001 as compared to $1,872,301 for the same period last year.

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