Form 10KSB
period 2001-12-31
TELETRAK ENVIRONMENTAL SYSTEMS INC
filed 2002-04-15
CIK 722828

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[X] 	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended December 31, 2001 or

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

Check if there is no disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form l0-KSB. [X]
The registrant's revenues for the year ended December 31, 2001 were
$1,406,802

The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 31, 2001 was approximately $890,010 based on the average bid and asked prices as reported by the NASD Electronic Bulletin Board. For these purposes, the term "affiliates" is deemed to mean the officers and directors of the registrant.

At March 31.2002, there were 7,713,182 shares of common stock outstanding.

Documents Incorporated by Reference:None
Transitional Small Business Format: Yes  No X



TABLE OF CONTENTS
FORM 10-KSB / A


PAGE
PART I
Item 1. Business........................................     1
Item 2. Properties......................................     5
Item 3. Legal Proceedings...............................     5
Item 4. Submission of Matters to a Vote.................     5

PART II
Item 5. Market for Registrant's Common
Stock and Related Stockholder...........................     6
Item 6. Management's Discussion and
Analysis or Plan of Operations..........................     6
Item 7. Financial Statements............................    11
Item 8. Changes in and Disagreements
With Accountants or Accounting and
Financial Disclosure....................................    11

PART III
Item 9. Directors & Executive Officers; Compliance
With Section 16(a) of the Exchange Act..................    12
Item 10.Executive Compensation..........................    13
Item 11 Security Ownership of Certain Beneficial
Owners and Management...................................    13
Item 12 Certain Relationships and
Related Transactions....................................    14
Item 13 Exhibits, List and Reports on Form 8-K..........    15























ii


PART I

ITEM 1.  BUSINESS

FORWARD LOOKING STATMENTS

This form 10-KSB contains statements that are not historical facts. These statements may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 as amended. Certain, but not necessarily all, of such forward looking statements can be identified by the use of such words as "believes", "expects", "may", "will", "should", or "anticipates" or the negative thereof or other variations thereon of similar terminology, and/or which include, without limitation, statements regarding the following: market expectation for future sales, customer acceptance of Teletrak Environmental Systems, Inc.'s products; building a sales and marketing initiative;
growth potential in the year 2001; economic and competitive factors affecting market growth; and discussions of strategies involving risk uncertainties that reflect management's current views. These statements are based on many assumptions and factors and may involve risks and uncertainties. The actual results of the Company or industry results may be materially different from any future results expressed or implied by such forward looking statements because of factors such as problems in the development of new products; insufficient capital resources to complete development and operate the Company; inability to successfully market and sell the Company's products; changes in the marketplace including fluctuations in the demand for environmentally safe projects and tools; and changes in the economic and competitive environment.
These factors and other information contained in this Form 10-KSB could cause such views, assumptions and factors and the Company's results of operations to be materially different.

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

As a condition to the Merger, the Company effected a one for ten reverse split of the Company's outstanding common stock
(the "Reverse Split"). Under the Reverse Split, the authorized number shares of the Company's common stock, par value .001, was reduced to 8,000,000 shares (the "Common Stock") and the number of authorized shares of preferred stock was reduced to 2,000,000. Subsequently, the certificate of incorporation was amended to authorize 25,000,000 shares of Common Stock and 5,000,000 shares of preferred stock. There are no shares of preferred stock outstanding at this time.
1

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

Research and Development

It is the Company's policy to expense all research and development costs as they are incurred. Management estimates that the Company spent approximately $50,000 and $40,000 on research and development during 2001 and 2000, respectively. During 2001, the Company was reimbursed for approximately $50,000 of its research and development costs by the Department of Energy as explained below. These amounts are included in the cost of goods sold and are not segregated in the financial statements. These expenditures were in the further development of new heads for the shrouded hand held tool line and completing the design of the Company's abrasive blasting and recycling equipment with special emphasis given to Point of Generation Dust Containment. With regular frequency, the Company is asked to develop new applications for specific situations. After development, the Company retains the manufacturing rights to produce similar equipment
for other customers.   In addition, the Company has a research and
development contract with the Department of Energy whereby the Department of Energy is required to fund certain R & D costs. The Company will retain ownership of all intellectual property resulting from this contract.



Marketing and Distribution

The Company has four persons involved in sales. The sales process typically involves mailing of literature, follow-up communications, technical meetings with customers, requests for proposals and estimating and submittal of proposals for specific projects. The Company has developed ongoing relations with a broad range of customers in various industries and geographical sites. Products are distributed directly to customers by the Company's sales staff or through regional distribution networks.

Dependence on Third Party Suppliers and Manufacturers

The Company purchases supplies from a variety of regional sources. The Company is not dependent on a single supplier for parts or fabrication, and maintains a minimum of two sources for all critical parts.

Dependence on Major Customers

The Company sells to a wide-range of industries, including power plants, steel mills, foundries, oil refineries, chemical and petrochemical plants, food processing facilities, shipyards and marine vessel manufacturers and water treatment plants, and therefore is not dependent on any one major customer. The Company did not have sales to any one customer in 2000 which equaled or exceeded 10% of the Company's total sales

Competition

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

                     Patents
Title             Applications or               Status
                  Patent Number

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
Patented


Employees

The Company currently has approximately 5 full and part-time employees. Major management decisions are reviewed by the Company's Board of Directors.


ITEM 2.  PROPERTIES

Massachusetts Lease

The Company's wholly-owned Massachusetts subsidiary, AES, leases office space at 2 Sutton Road, Webster, Massachusetts from an entity that is owned by Gerd Reinig, Chairman of the Company's Board of Directors, officer and substantial stockholder of the Company. The term of the lease is month-to-month.

ITEM 3.  LEGAL PROCEEDINGS:

The Company has a total of 8 court actions against it's wholly-owned subsidiary, AES, for non-payment of debts totaling $38,051. The
Company is currently negotiating settlement of these debts with the creditors involved.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

None.




PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
STOCKHOLDER MATTERS

Market Information

The Company's Common Stock is traded on the OTCBB under the symbol
"TAES".
The following table sets forth the bid and ask prices for the Company's Common Stock for the prior two year period:



                        High           Low
2001

First Quarter          $.50           $.25
Second Quarter          .43            .26
Third Quarter
Fourth Quarter          .41            .23

                        .20            .17
2000

First Quarter           .51            .31
Second Quarter          .60            .25
Third Quarter           .75            .58
Fourth Quarter          .87            .15





The ask and bid prices cited herein for 2001 and 2000 have been obtained from the Electronic Bulletin Board quotation system of the NASD.

At March, 31, 2002, the bid and ask prices for the Company's
Common Stock obtained from the Electronic Bulletin Board of the NASD, were $.25 and $.20, respectively.

Holders

The Company is advised by American Stock Transfer & Trust Company, its agent, that there were approximately 112 holders of record of the Company's Common Stock at March 31,2002.

Dividend Policy

The Company has never paid any dividends. The Company does not plan to pay any cash dividends in the foreseeable future.



ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITIONS OF OPERATIONS

	Overview

AES was initially organized as a Massachusetts corporation
January 2, 1996 for the purpose of manufacturing and marketing of jet pumps for pumping or vacuuming of liquids, sludges and slurries in the waste water field that may be contaminated. Even though the sales of these jet pumps proved successful, it soon became apparent that the sale of the pumps as stand-alone units would limit the applications and sales. By late 1997 AES had developed complete systems with the jet pump as the core product, comprising the driving sources, vacuum and holding tanks and the control cabinets all mounted on skids or trailers as self-contained packages.
These systems are marketed as HazVacT and EnvirovacsT and combine advanced jet pump, vacuum and filtration technology. The systems can be transported for diverse applications including removal of hazardous material. With no moving parts the equipment requires extremely little maintenance and can be used for vacuuming a large variety of liquid or solid material, wet or dry.

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


Comparison of Revenues

Fiscal Year                             2001             2000

Advanced Environmental Systems
(AES)                              $1,406,801      $2,102,956





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



Liquidity & Capital Resources

The Company has a working capital deficit of $(794,042) at December 31, 2001 compared to $(448,603) at December 31, 2000 as a result of lower sales for the year, in particular for the fourth quarter.

The Company has a $400,000 revolving line of credit with a major bank, secured by substantially all of the assets of the Company. At December 31, 2001, the line of credit expired.The bank has granted the Company a forbearance on this line until September 30, 2002. The Company does not have any material commitments for capital expenditures as of the filing of this report.

Management believes that the revenues being generated from operations short-term lines of credit and the proceeds from the sale of Common Stock in anticipated private placements will provide sufficient liquidity to meet the Company's working capital needs for the remainder of this fiscal year ending December 31,2002.

Selected Operations Data for AES follows:

                                        Years ended


                                Dec 31, 2001       Dec 31, 2000

Product Sales                    $1,406,802          $2,102,956

Cost of Sales                     1,029,898           1,265,593

Gross Profit                        238,711             837,363

SGA&A, Eng. R&D                     712,593             842,899


Loss from operations               (385,689)             (5,536)


Other income(expense)
Interest expense                     (55,769)           (67,781)
Plant closing expense                      0            (78,197)
Miscellaneous income                       0              8,663

Net Loss                            (441,458)          (142,851)

Balance Sheet Data
Current Assets                       499,880            663,116

Current Liabilities                 1,293,922         1,111,719

Working capital                      (794,042)         (448,603)

Total assets                          937,684         1,191,732

Long term obligations                   7,617             7,641

Weighted number of
shares outstanding                  7,713,182         7,713,182

Loss per common share                   (0.06)            (0.02)

Shareholders Equity                 $(369,086)           72,372




Analysis of Operations for Fiscal 2001 & 2000

Fiscal 2001

The loss of $148,851 for 2000 increased to a net loss of $441,458 for fiscal year 2001. This deterioration in operations can be attributed to a significant loss of sales, particularly in the last quarter of 2001 as the market for environmental remediation experienced a severe slowdown. The Company's gross margin deteriorated significantly as fixed manufacturing costs represented a larger portion of the cost of sales. The Company continued to reduce selling, general and administrative expenses by approximately $130,000.

In early 2002, in response to the current economic conditions,the Company decided to subcontract its manufacturing in order to stabilize its gross margin and reduce the fixed expenses and working capital requirement of the business.These savings will be effective from the second quarter of 2002.


Fiscal 2000

The net loss of $671,038 for 1999 decreased to a net loss of $148,851 for fiscal year 2000. This significant improvement in operations can be attributed to additional sales in 2000 of approximately $153,000 and increasing the gross profit from 33% to 40%. In addition, the Company reduced selling, general and administrative expenses by approximately $309,000 by streamlining the administrative and accounting functions which resulted in reduced management and staff in 2000.

The Company successfully completed orders for abrasive blasting, recycling, and vacuum blasting equipment to remediate nuclear,lead, PCB, and asbestos contamination.The equipment was sold to shipyards, nuclear power plants, State Departments of Transportation ("DOT"),and contractors. During fiscal year 2000, the Company had approximately $183,000 in sales to a contractor deleading the San Francisco Bay Bridge. At December 31, 2000 the company had outstanding orders for equipment from Bechtel Corporation, the Maine DOT, and Maine Yankee Nuclear Plant. AES equipment is substantially reducing emissions, operator exposure,and solid waste disposal costs wherever it is used.

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

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING A FINANCIAL DISCLOSURE

The Company did not during the fiscal year ended December 31, 2001 or any subsequent period consult Carlin, Charron & Rosen, LLP regarding the application of accounting principles to a specific transaction.





PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

The directors and nominees serve, if and when elected, until the next annual shareholders meeting and until their successors are elected and qualified.

The following table sets forth regarding the Company's directors, executive officers and control persons:

Name                   Age      Position



Gerd E. Reinig         63       Chairman of the Board
                                and Treasurer

Gerald P. McNamara     54       Director, President and
                                Chief Executive Office
Heinz Buhr             51       Director

William McPhee         72       Director
William P. Gagnon      56       Director
Glen Wegner            63       Director


Gerd E. Reinig. Mr. Reinig is the Chairman of the Board and is a co-founder of AES. He has served as Director and Treasurer of AES since its inception in 1996 and, since 1975, as President and Chief Executive Officer of Gould & Eberhardt Corp., a prominent manufacturer of machine tools and large gear cutting machinery.
Prior to this, he held executive and engineering positions at Orban Company and Lurgi Inc. Mr. Reinig has a masters degree in mechanical engineering from the Institute of Engineering, Frankfurt, Germany.

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




ITEM 10.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT

The following table provides information as of December 31, 2001, of each person known by the Company to be the beneficial owner of five percent or more of the Company's Common, by each current officer and director and all current officers and directors as a group. Except as otherwise indicated, each named holder has,to the best of the Company knowledge, sole voting and investment power with respect to the shares indicated.

Name And Address        Common Stock            Percentage Of
Of Beneficial Owner     Beneficially Owned      Outstanding

Gerd Reinig             1,519,263 (1)           19.7%
c/o Teletrak
Environmental
Systems, Inc.
2 Sutton Road
Webster, MA 01570

Heinz Buhr               762,750(2)              9.9%
Am Hambuch 18
D53340 Meckenheim
Germany

Gerald McNamara          568,500(5)              7.4%
C/o Teletrak
Environmental
Systems, Inc.
2 Sutton Road
Webster, MA 01570

William Gagnon          400,000(3)               5.2%
c/o Teletrak
Environmental
Systems, Inc.
2 Sutton Road
Webster, MA 01570

Dr. Glen Wegner         337,500(4)               4.3%
c/o Teletrak
Environmental
Systems, Inc.
2 Sutton Road
Webster, MA 01570

William S. McPhee       169,566                  2.2%
c/o Teletrak
Environmental
Systems, Inc.
2 Sutton Road
Webster, MA 01570



All Officers and
Directors as a
group (6 persons)     3,757,579                 48.7%


							12


(1) Includes 1,219,263 shares of Common Stock owned by Gerd Reinig, 300,000 shares of Common Stock owned by his wife, Karola Reinig.
(2) Owned by Buhr GmbH, a German corporation, of which Mr. Buhr is a Partner and the Chief Executive Officer.
(3) Owned by Arland Tool & MFG, Inc., a Massachusetts corporation, of which Mr. Gagnon is the Chief Executive Officer.
(4) Includes 187,500 shares of Common Stock owned by Dr. Wegner, 150,000 shares of Common Stock owed by his wife, Lynn Wegner.
(5) Includes 368,750 shares of Common Stock owned by Mr. McNamara and 199,750 shares of Common Stock owned by his wife, Tomi McNamara.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company's wholly-owned subsidiary, AES, lease office space at 2 Sutton Road, Webster, Massachusetts from Gould & Eberhardt, a corporation which is 90% percent owned by Gerd Reinig, the Company's Chairman of the Board.

On August 19, 1999, the Company borrowed $150,000 from Gerd Reinig, its Chairman, and issued a 10% promissory note representing the $150,000 loan amount. Under the note, interest at the rate of 10% per annum is payable on a monthly basis and the principal is due on demand. The principal outstanding at December, 31, 2001 was $130,000.



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

3.2               Certificate of Amendment to    Incorporated by
                  Certificate of Incorporation   reference to
                                                 Exhibit 3(a) to
                                                 the Company's
                                                 Registration
                                                 Statement on Form
                                                 S-1 (No. 2-84930)

3.3               Certificate of Amendment to   Incorporated by
                  Certificate of Incorporation  reference to
                                                Exhibit 3.2(A)
                                                to the Company's
                                                Registration
                                                Statement on Form
                                                S-2 (No. 2-30374)




3.4              Certificate of Amendment to   Incorporated by
                 Certificate of Incorporation  reference to
                                               Exhibit 3.4 to
                                               the Company's
                                               Annual Report on
                                               Form 10-KSB for 1991


3.5              Certificate of Amendment      Incorporated by
                 to the Certificate of         reference to
                 Incorporation                 Exhibit B to
                                               the Company's
                                               Information Statement
                                               filed on September
                                               4, 1998

4.1              Form of Common Stock          Incorporated by
                 Warrant                       reference to
                                               Exhibit 10.2 of
                                               the Company's
                                               Form 8-K filed on
                                               February 19,1999



10.1             Agreement and Plan of Merger   Incorporated by
                 by and among AES, the          reference to
                 Company, Helm and the Merger   Exhibit 10.1 of
                 Sub, dated July 24, 1998       the Company's
                                                Form 8-K filed
                                                on February 19,1999



10.2             Asset purchase agreement by    Incorporated by
                 and among LTC, Surface Decon,  reference to
                 McPhee Fisher and LTC          Exhibit 10.2
                 Teletrak, dated February       of the Company's
                 27, 1999                       annual report on
                                                Form 10-KSB for 1998











(b) Reports on Form 8-K - None









SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.


Signature	Title	Date

______________________	Chairman of the Board
Gerd E. Reinig	and Treasurer

______________________	Director, President and
Gerald P. McNamara	Chief Executive Officer

______________________	Director
Heinz Buhr

______________________	Director
Glen Wegner

______________________	Director
William P. Gagnon

















TELETRAK ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES

TABLE OF CONTENTS





PAGE NUMBER


Independent Auditor's Report               F-2

Financial Statements:

        Consolidated Balance Sheet         F-3

        Consolidated Statements
        of Operations                      F-4

	Consolidated Statements of Changes
        in Stockholders' Equity            F-5

	Consolidated Statements of
        Cash Flows                         F-6

	Notes to Consolidated
        Financial Statements               F-8

























F-1











INDEPENDENT AUDITOR'S REPORT

These financial statements are currently unaudited



F-2

TELETRAK ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Balance Sheet (Unaudited)
December 31, 2001

                                ASSETS
Current assets

Cash                                                      $    7,992

Accounts receivable,
net of allowance for doubtful
accounts of $14,084                                          153,224

Inventory, net                                               310,702
Prepaid expenses and other current assets                     27,962

                                                             499,880




Property and equipment, net                                   91,501

Other assets


Intellectual property,
patents and goodwill, net of accumulated

amortization of $35,473                                      346,303


                                                             346,303


Total assets
                                                         $   937,684

                Liabilities and stockholders' equity




Current liabilities


Bank line of credit                                   $      400,000

Current portion of long-term debt                              7,642

Note payable, stockholder                                    130,000

Accounts payable                                             257,478

Due to related parties                                       439,902

Accrued expenses and other current liabilities                71,748


                                                           1,306,770




Long-term debt, net of current portion                             -

                                                           1,306,770




Commitments and contingencies                                      -


Stockholder's equity                                        (369,086)


Total liabilities and stockholders' equity               $   937,684

                               See accompanying notes to
                            consolidated financial statements

F-3


TELETRAK ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
For the Years Ended December 31, 2001 (unaudited) and 2000

                        2001                    2000

Net sales         $   1,406,802         $   2,102,956


Cost of goods sold    1,079,898             1,265,593


Gross profit            326,904               837,363


Operating expenses

Advertising                   0               42,669
Selling, general,
and administrative      712,593              800,230


                        712,593              842,899


Loss from operations   (385,689)              (5,536)


Other income (expense)

Interest expense        (55,769)             (67,781)
Office closing expense        -              (78,197)

Miscellaneous income                           8,663

                        (55,769)            (137,315)


Net loss            $  (441,458)         $  (142,851)


Loss per
common share              (0.06)               (0.02)



Weighted average
number of shares
outstanding           7,713,182             7,713,182








See
accompanying notes to consolidated financial statements

F-4

TELETRAK ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
Consolidate Statements of Changes in Stockholders' Equity
December 31, 2001(unaudited) and 2000


                                Additional
                        Common Stock    Paid-In         Accumulated
                        Stockholders'

                 Shares  Amount   Capital      Deficit
                 Equity

Jan. 1,2000 7,713,182  $7,694    $ 1,516,434  $ (1,308,905)  $215,223

Issuance of common stock

Net loss           -        -              -       (142,851) (142,851)


Dec 31,2000 7,713,182   7,694      1,516,434      (1,451,756)  72,372

Net loss            -       -              -       (441,458) (441,458)


Dec 31,2001 7,713,182  $7,694     $1,516,434    $(1,893,214) (369,086)






















See
accompanying notes to consolidated financial statements

F-5

TELETRAK ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2001 (unaudited) and 2000

                           2001         2000
Cash flows from
operating activities
Net loss                $(441,458)  $(142,851)

Adjustments to
reconcile net loss
to net cash provided
by (used for) operating
activities:

Provision for doubtful
accounts                 (27,752)      (8,164)



Reserve for obsolete
inventory                 50,000        7,800



Depreciation and
amortization               64,358      66,386


(Increase) decrease in:


Accounts receivable        56,261     223,908

Inventory                 111,163     (35,674)


Prepaid expenses and
other current assets        3,410      11,103


Increase (decrease) in:


Accounts payable
and accrued liabilities    17,683    (102,722)

Due to related parties    213,257      25,083
Net cash provided by
(used for) operating
activities                 46,922      44,869


Cash flows from
investing activities

Proceeds from the sale
of rental equipment           -        23,810

Purchases of property
and equipment                 -        (1,382)

Increase in other assets      -        (6,775)

Change in cash surrender
value of life insurance       -        (11,391)
Net cash used for
investing activities          -          4,262


Cash flows from
financing activities

Net borrowings on
line of credit                -              -

Proceeds from
stockholder note
payable                       -              -

Repayments of
stockholder note payable      -           (20,000)

Repayments of
long-term debt          (43,530)          (47,450)

Proceeds from
sale of stock                 -                 -

Subscription
receivable                    -                 -
Net cash provided
by (used for)
financing activities    (43,530)           (67,450)


			                                                              F-6



TELETRAK ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
Combined Statements of Cash Flows
For the Years Ended December 31, 2001(unaudited) and 2000


                                 2001              2000
Increase(Decrease)
in cash                        3,392            (18,319)

Cash-beginning                 4,600             22,919


Cash-ending                $   7,992          $   4,600


Supplemental disclosures of cash flows information


Cash paid during
the year for interest      $ 42,769           $  67,781



See
accompanying notes to consolidated financial statements


F-7


TELETRAK ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1.	Nature of Operations

Teletrak Environmental Systems, Inc. (Teletrak; the Company) was incorporated on January 5,1983 as Helm Advanced Technology Center, Inc. On November 18, 1998, Teletrak, an inactive entity at the time, effected a name change and a merger with Advanced Environmental Systems, Inc. (AES) (together, the Companies). The merger was consummated through an exchange of shares that resulted in the former AES shareholders receiving control of Teletrak. The merger was accounted for as a recapitalization and has been treated as a capital transaction for accounting purposes. In accordance with the merger, Teletrak issued 3,750,000 shares of its common stock to the stockholders of AES in exchange for the outstanding common stock of AES. In connection therewith, AES's historic capital accounts were retroactively adjusted to reflect the equivalent number of shares issued by Teletrak in the transaction while AES's historical accumulated deficit was carried forward.

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

Management is continuing to develop a plan to improve its cash position by focusing its sales on profitable product lines of environmental remediation equipment, as well as, vacuum blasting equipment.Thus,the ultimate success of the Companies is dependent upon their ability to increase sales and to secure financing adequate to meet their working capital and product development needs. Management is seeking to enhance the Companies' financial position by obtaining permanent additional financing. Management believes that the revenues being generated from operations, short-term lines of credit and proceeds from the sales of common stock in anticipated private placements will provide sufficient liquidity to meet the Company's working capital needs for the remainder of the fiscal year ending December 31, 2001.There can be no assurance, however, that the Companies' operations will be sustained or be profitable in the future,that adequate sources of financing will be available at all, when needed or on commercially acceptable terms, or that the Companies' product development and marketing efforts will be successful.




F-8

 TELETRAK ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
For the Years Ended December 31, 2001 and 2000

2.	Summary of Significant Accounting Policies

Basis of Presentation
The consolidated financial statements include the accounts of Teletrak Environmental Systems, Inc. and its wholly-owned subsidiaries,Advanced Environmental Systems, Inc. and LTC Teletrak, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Goodwill
Goodwill is carried in accordance with FASB 142. Beginning
December 31, 2001, the company carries out an impairment test annually. The book value of the reporting unit is compared with its fair market value to ascertain if a deficiency exists. If a deficiency does exist, then goodwill is written down so that the assets of the reporting unit, including goodwill, does not exceed its fair market value.
The company is of the opinion that there is no impairment of goodwill at December 31, 2001.

Advertising
Advertising costs are charged to operations when incurred.

Loss Per Common Share
In 2001 and 2000, loss per common share is computed using the weighted average number of shares of common stock outstanding during the period.

F-9



TELETRAK ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
For the Years Ended December 31, 2001 and 2000

2.	Summary of Significant Accounting Policies (Continued)



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

Income Taxes
The Companies account for income taxes according to the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and income tax bases of assets and liabilities and are measured using enacted tax rates and tax laws that will be in effect when the differences are expected to reverse. The primary component of the Companies' deferred tax asset as of December 31, 2001, which is fully reserved, is a net operating loss carryforward.

3.	Concentration of Credit Risk

The Companies sell equipment throughout North America. The Companies perform ongoing credit evaluations of customers' financial condition and generally do not require collateral.There were no significant receivables outstanding from one particular customer at December 31, 2001. Receivables from one customer represent 14% of total accounts receivable outstanding at December 31, 2000.

The Companies also have a concentration of credit represented by cash balances in a certain large commercial bank in amounts which occasionally exceed current federal deposit insurance limits. The financial stability of this institution is continually reviewed by senior management.






F-10





TELETRAK ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
For the Years Ended December 31, 2001 and 2000

4.	Inventory

Inventory consists of the following:

Finished goods                  $  103,128
Components and
replacement parts                  290,374
                                   393,502
Less - inventory reserves           82,800
		Total		$  310,702


5.	Property and Equipment

The major components of property and equipment are:

Machinery and equipment         $  205,248
Motor vehicles                      21,557
Office equipment                    81,120
Rental equipment                    17,430
                                   325,355
Less - accumulated depreciation    233,854

 Net property and equipment      $  91,501


6.	Bank Line of Credit

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

At December 31, 2001, AES was not in compliance with either of its required financial covenants. The Company has obtained a forbearance agreement from the bank until September 30, 2002.
F-11


TELETRAK ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
For the Years Ended December 31, 2001 and 2000


7.	Long-Term Debt

Long-term debt consists of the following:

Teletrak and LTC note payable to a stockholder
in monthly installments of $2,581 including  interest
at 10% per annum through March 2002.                    $7,641
                                                         7,641
                Less - current maturities                7,641
                Long-term portion                       $    -


8.	Related Party Transactions

Note Payable, Stockholder
The balance represents cash advanced to the Companies by a stockholder under a promissory note payable on demand. Interest on the unpaid balance is payable monthly at 10% per annum. During
2001 and 2000, the Companies accrued interest of approximately
$13,000 and $14,500, respectively.

Due to Related Parties
The balance represents amounts due to three entities controlled by three separate Company stockholders as follows:

Balance at December 31, 2001

The Companies rent their premises and purchase supplies
($24,000 and $129,959, respectively, during 2001 and
$0 and $25,992, respectively during 2000) from the
first entity. $87,500 of the total due to this related party
is for unpaid rent at December 31, 2001.                  $  260,051

The Companies purchase supplies from the second entity
($27,104 in 2001 and $16,873 in 2000).                        93,429

The Companies purchased inventory ($17,239 in 2001 and
($44,758 in 2000) from the third entity, which also earned
commissions on sales of the Companies' products ($14,962
in 2001 and $14,750 in 2000).                                 86,422
                                                           $ 439,902

TELETRAK ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
For the Years Ended December 31, 2001 and 2000
 9. Income Taxes

During 2001, the Company recorded deferred tax assets for the benefit of net operating losses in the amount of $132,000. The cumulative amount of these assets, which is $433,000 at December 31, 2001, is fully reserved. Due to the Company's history of operating losses, management has concluded that realization of the benefit is not likely. The Company's ability to utilize its net operating loss carryforwards may be subject to an annual limitation in future periods pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, if additional transactions and/or ownership changes take place. Net operating losses of the pre-merger public entity, old Teletrak, are subject to a Section 382 limitation and any potential benefit is considered de minimis.

The reconciliation of income tax attributable to operations computed at the U.S. federal statutory tax rates to the Company's effective income tax rate for the years ended December 31, 2001 and 2000 is as follows:

Tax benefit at U.S. statutory rates                     (34.0)%

State income tax benefit, net of federal tax effect      (6.0)%

Effect of net operating loss carryforwards/
valuation allowance                                      40.0%

Total                                                     0.0%

At December 31, 2001, the Company has federal net operating loss carry forwards of $1,635,000 which begin to expire in the year 2013. Additionally, the Company has Massachusetts state net operating losses to carry forward which expire as follows:

Year Ending
December 31,    Amount
2002       $   427,000
2003           113,000
2004           607,000
2005           157,000
2006           331,000
            $1,635,000

TELETRAK ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
For the Years Ended December 31, 2001 and 2000


10.	Stockholders' Equity

Preferred Stock
There are 5,000,000 authorized shares of cumulative preferred stock with a par value of $.001. There are no shares issued or outstanding at December 31, 2000 or 1999. The preferred stock has a liquidation value at par plus accrued dividends, if any, and is non-voting stock.

Common Stock
Common stock consists of voting stock with a par value of $.001.There are 25,000,000 shares authorized with 7,713,182 shares issued and outstanding at December 31, 2001 and 2000.

Warrants
At December 31, 2000 the Company has outstanding 2,386,466 warrants, each to purchase one share of common stock at $2.00 per share. The warrants are exercisable through September 27, 2001. The warrants are redeemable at $.05 per warrant at the Company's option if the common shares trade for three consecutive days at $3.00 per share on any national securities exchange or if the average bid and asked price of the common shares in the over the counter markets is over $3.00 per share for three consecutive trading days.

All of the above warrants have expired without being exercised as of December 31, 2001.

11.	Acquisition

In February, 1999 the Company purchased, through its wholly-owned subsidiary,LTC Teletrak, Inc., designated assets (including inventory, property and equipment and certain intangible assets) of a company and its subsidiary that manufactured, sold and rented vacuum blasting equipment.The acquisition was accounted for as a purchase and is included with the Companies' operations from February 28, 1999 through December 31, 1999. The total purchase price was $500,000 and consisted of $211,000 in cash, $80,000 in promissory notes bearing interest at 10% per annum and payable in 36 equal monthly installments and 209,000 shares of common stock. The purchase price was allocated among the tangible and intangible assets acquired based on their fair values. In addition, the Company assumed the seller's related service contracts and a supply contract, which was subsequently canceled.

TELETRAK ENVIRONMENTAL SYSTEMS, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
For the Years Ended December 31, 2000 and 1999

11.	Acquisition (Continued)

The total purchase price was allocated as follows:

Inventory, including rental equipment   $ 100,000
Office equipment                           25,000

Intangible assets (goodwill)              375,000

                                        $ 500,000

During the period from February 28, 1999 through December 31,1999, LTC Teletrak, Inc. had a net loss of $101,000 and revenues of $211,000. In addition, the acquired business had unaudited net losses for the five-month period ended February 28, 1999 and the year ended September 30, 1998 of $206,000 and $465,000, respectively, with unaudited revenues in those periods of $313,000 and $1,101,000, respectively.

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