Form 10KSB/A
period 2001-12-31
TELETRAK ENVIRONMENTAL SYSTEMS INC
filed 2002-05-21
CIK 722828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A

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

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No [X]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form l0-KSB. [X]
The registrant's revenues for the year ended December 31, 2001 were
$1,350,478

The aggregate market value of the voting stock held by non-affiliates of the Registrant at May 17, 2001 was approximately $1,285,570 based on the average bid and asked prices as reported by the NASD Electronic Bulletin Board. For these purposes, the term "affiliates" is deemed to mean the officers and directors of the registrant.

At May 20, 2002, there were 7,713,182 shares of common stock outstanding.

Documents Incorporated by Reference:                             None
Transitional Small Business Format:                         Yes  No X




TABLE OF CONTENTS
FORM 10-KSB / A

												PAGE
PART I
        Item 1. Business............................................1
        Item 2. Properties..........................................5
        Item 3. Legal ............................................. 5
        Item 4. Submission of Matters to a Vote.....................5

PART II
	Item 5.	Market for Registrant's Common Stock and Related
         Stockholder................................................6
	Item 6.	Management's Discussion and Analysis or
                 Plan of Operations.................................6
        Item 7. Financial Statements...............................11
	Item 8.	Changes in and Disagreements With Accountants or
         Accounting and Financial Disclosure.......................11
PART III
	Item 9.	Directors & Executive Officers; Compliance With
         Section 16(a) of the Exchange Act.........................12
        Item 10.Executive Compensation.............................13
	Item 11	Security Ownership of Certain Beneficial
                Owners and Management..............................13
        Item 12 Certain Relationships and Related Transactions.....14
        Item 13 Exhibits, List and Reports on Form 8-K.............15


                                   ii


PART I

ITEM 1.  BUSINESS

FORWARD LOOKING STATMENTS

This form 10-KSB contains statements that are not historical facts. These statements may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 as amended. Certain, but not necessarily all, of such forward looking statements can be identified by the use of such words as "believes", "expects", "may", "will", "should", or "anticipates" or the negative thereof or other variations thereon of similar terminology, and/or which include, without limitation, statements regarding the following: market expectation for future sales, customer acceptance of Teletrak Environmental Systems, Inc.'s products; building a sales and marketing initiative; growth potential in the year 2002; economic and competitive factors affecting market growth; and discussions of strategies involving risk uncertainties that reflect management's current views. These statements are based on many assumptions and factors and may involve risks and uncertainties. The actual results of the Company or industry results may be materially different from any future results expressed or implied by such forward looking statements because of factors such as problems in the development of new products; insufficient capital resources to complete development and operate the Company; inability to successfully market and sell the Company's products; changes in the marketplace including fluctuations in the demand for environmentally safe projects and tools; and changes in the economic and competitive environment. These factors and other information contained in this Form 10-KSB could cause such views, assumptions and factors and the Company's results of operations to be materially different.

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

Research and Development

It is the Company's policy to expense all research and development costs as they are incurred. Management estimates that the Company spent approximately $49,000 and $40,000 on research and development during 2001 and 2000, respectively. During 2001, the Company was reimbursed for approximately $49,000 of its research and development costs by the Department of Energy as explained below. These amounts have been netted against the associated reimbursements and are not segregated in the financial statements. These expenditures were in the further development of new heads for the shrouded hand held tool line and completing the design of the Company's abrasive blasting and recycling equipment with special emphasis given to Point of Generation Dust Containment. With regular frequency, the Company is asked to develop new applications for specific situations. After development, the Company retains the manufacturing rights to produce similar equipment for other customers. In addition, the Company has a research and development contract with the Department of Energy whereby the Department of Energy is required to fund certain R & D costs. The Company will retain ownership of all intellectual property resulting from this contract.

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

Dependence on Major Customers

The Company sells to a wide-range of industries, including power plants, steel mills, foundries, oil refineries, chemical and petrochemical plants, food processing facilities, shipyards and marine vessel manufacturers and water treatment plants, and therefore is not dependent on any one major customer. The Company did not have sales to any one customer in 2001 or 2000, which equaled or exceeded 10% of the Company's total sales


Competition

The industrial maintenance equipment and environmental remediation equipment supplier industries in the United States are highly fragmented, with numerous small and medium-sized companies serving niche markets based upon geography, industry, media (air, water, soil, etc.) and technological specialization. Because the Company sells to a wide range of industries, the Company can adapt to changes in the marketplace by allocating its resources to the industry segment providing the most business opportunities. Management believes that its key to success in the industry is the unique design of its products which is regarded as proprietary and is based on proven principles of physics and air/fluid dynamics creating a vacuum/cyclone in a pumping device that has no moving parts. The Company believes that this creates several advantages over most competitive pumps by permitting applications that involve particle sizes up to 3/4 inches in diameter, material that can cause plugging, and transportation of pumped material for distances up to 500 feet vertical and 1,000 feet horizontal. The pump creates a miniature cyclone effect and removes the desired material from one location to another in a manner similar to a directed cyclone. In addition, the pump's relative small size and ease of cleaning and maintenance are also unique and give the Company's products certain competitive attributes. The base core technology is also used in the Company's vacuum and filtering products in such a manner as to remove hazardous and non-hazardous substances in a safe and efficient manner. The Company will continue to focus on the application of new technology as well as innovative applications of existing technologies to solve complex surface preparation problems.

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

ITEM 2.  PROPERTIES

Massachusetts Lease

The Company's wholly-owned Massachusetts subsidiary, AES, leases office space at 2 Sutton Road, Webster, Massachusetts from an entity that is owned by Gerd Reinig, Chairman of the Company's Board of Directors, officer and substantial stockholder of the Company. The term of the lease is month-to-month. In addition, the company leases a manufacturing facility in Cranston, Rhode Island, on a month to month basis.

ITEM 3.  LEGAL PROCEEDINGS:

At December 31, 2001, there were lawsuits pending that arose in the ordinary course of business, which related to non-payment of debts to vendors. The Company is currently negotiating settlement of these debts with the creditors involved. In the opinion of management, final disposition of these lawsuits is not expected to have a material adverse effect on the Company's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

None.
PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
STOCKHOLDER MATTERS

Market Information

The Company's Common Stock is traded on the OTCBB under the symbol "TAES". The following table sets forth the bid and ask prices for the Company's Common Stock for the prior two year period:


                                       High        Low
2001   First Quarter                   $.50        $.25
       Second Quarter                   .43         .26
       Third Quarter                    .41         .23
       Fourth Quarter                   .20         .17

2000   First Quarter                    .51         .31
       Second Quarter                   .60         .25
       Third Quarter                    .75         .58
       Fourth Quarter                   .87         .15




The ask and bid prices cited herein for 2001 and 2000 have been obtained from the Electronic Bulletin Board quotation system of the NASD.

At May, 17, 2002, the bid and ask prices for the Company's Common
Stock obtained from the Electronic Bulletin Board of the NASD, were $.35 and $.30, respectively.

Holders

The Company is advised by American Stock Transfer & Trust Company, its agent, that there were approximately 112 holders of record of the
Company's Common Stock at May 17, 2002.                     .

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


Comparison of Revenues

Fiscal Year                             2001                  2000

Advanced Environmental Systems (AES)   $1,350,478         $ 2,102,956





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


Liquidity & Capital Resources

 The Company has a working capital deficit of $(935,616) at December 31, 2001 compared to $(448,603) at December 31, 2000 as a result of lower sales for the year, in particular for the fourth quarter and a write down of $122,269 for slow moving inventory.

 The Company has a $400,000 revolving line of credit with a major bank, secured by substantially all of the assets of the Company.
 On December 31, 2000, the line of credit expired and was not renewed. The Company is in the process of executing a forbearance on this line until September 30, 2002.

 The Company does not have any material commitments for capital expenditures as of the filing of this report.

  Management believes that the revenues being generated from operations, short-term lines of credit and the proceeds from the sale of Common Stock in anticipated private placements will provide sufficient liquidity to meet the Company's working capital needs for
  the remainder of this fiscal year ending December 31, 2002.                 .

Selected Operations Data for the Company follows:
                                         Years ended
                                Dec 31, 2001          Dec 31, 2000
                                ------------          ------------
Product Sales                     $1,350,478            $2,102,956

Cost of Sales                      1,167,608             1,317,332
                                   ---------             ---------
Gross Profit                         182,870               785,624

SGA&A, Eng. R&D                      685,604               791,160
                                   ---------             ---------

Loss from operations                (502,734)               (5,536)
                                   ---------             ---------

Other income(expense)
   Interest expense                  (55,769)              (67,781)
   Plant closing                           -               (78,197)
   Loss on disposal
   Of fixed assets                    (4,397)                    -
   Miscellaneous  income               7,316                 8,663
                                     -------               -------
Net Loss                            (555,584)             (142,851)
                                     -------               -------

Balance Sheet Data

Current Assets                       345,321               663,116
Current Liabilities                1,280,937             1,111,719
                                   ---------             ---------
Working capital                     (935,616)             (448,603)

Total assets                         797,725             1,191,732

Long term obligations                      0                 7,641
Weighted number of                  --------              --------
shares outstanding                 7,713,182             7,713,182

Loss per common share                  (0.07)               (0.02)

Shareholders Equity                $(483,212)              $72,372
                                   =========               =======

Analysis of Operations for Fiscal 2001 & 2000

Fiscal 2001

The loss of $142,851 for 2000 increased to a net loss of $555,548 for fiscal year 2001. This deterioration in operations can be attributed to a significant loss of sales, particularly in the last quarter of 2001 as the market for environmental remediation experienced a severe slowdown. The Company's gross margin deteriorated significantly as fixed manufacturing costs represented a larger portion of the cost of sales. As a result of this slowdown, the Company has written down $122,269 of slow moving inventory, which also contributed to the loss. The Company continued to reduce selling, general and administrative expenses by approximately $106,000.

In early 2002, in response to the current economic conditions, the Company decided to subcontract its manufacturing in order to stabilize its gross margin and reduce the fixed expenses and working capital requirement of the business. These savings will be effective from the second quarter of 2002 going forward.


Fiscal 2000

The net loss of $671,038 for 1999 decreased to a net loss of $142,851 for fiscal year 2000. This significant improvement in operations can be attributed to additional sales in 2000 of approximately $153,000 and increasing the gross profit from 33% to 40%. In addition, the Company reduced selling, general and administrative expenses by approximately $309,000 by streamlining the administrative and accounting functions which resulted in reduced management and staff in 2000.

The Company successfully completed orders for abrasive blasting, recycling, and vacuum blasting equipment to remediate nuclear, lead, PCB, and asbestos contamination. The equipment was sold to shipyards, nuclear power plants, State Departments of Transportation ("DOT"), and contractors. During fiscal year 2000, the Company had approximately $183,000 in sales to a contractor deleading the San Francisco Bay Bridge. At December 31, 2000 the company had outstanding orders for equipment from Bechtel Corporation, the Maine DOT, and Maine Yankee Nuclear Plant. AES equipment is substantially reducing emissions, operator exposure, and solid waste disposal costs wherever it is used.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING A FINANCIAL DISCLOSURE

During the fiscal years ended December 31, 2001 and 2000, there were no disagreements with it's auditing firm, Carlin, Charron & Rosen, LLP on any matters.


PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

The directors and nominees serve, if and when elected, until the next annual shareholders meeting and until their successors are elected and qualified.



The following table sets forth regarding the Company's directors, executive officers and control persons:


Name                           Age               Position


Gerd E. Reinig                  63            Chairman of the Board
                                              and Treasurer

Gerald P. McNamara              54            Director, President and
                                              Chief Executive Officer

Heinz Buhr                      51            Director

William McPhee                  72            Director

William P. Gagnon               56            Director

Glen Wegner                     63            Director



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


ITEM 10.  EXECUTIVE COMPENSATION

For the fiscal year ended December 31, 2001, no cash compensation was paid to the Company's Chairman or to any other executive officer with the exception of Gerald McNamara, President and Chief Executive Officer, who draws an annual salary of $100,000 from AES. Mr. McNamara also receives the following perquisites on an annual basis: (1) $6,262 in health insurance premiums; (2) $636 in dental insurance premiums and (3) $14,707 in life insurance premiums. The Company's outside directors received no cash fees during 2001.


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

Name And Address            Common Stock          Percentage Of
Of Beneficial Owner         Beneficially Owned    Outstanding


Gerd Reinig                  1,519,263 (1)            19.7%
c/o Teletrak Environmental
Systems, Inc.
2 Sutton Road
Webster, MA 01570


Heinz Buhr                     762,750 (2)             9.9%
Am Hambuch 18
D53340 Meckenheim
Germany

Gerald McNamara                568,500 (5)             7.4%
C/o Teletrak
Environmental
Systems, Inc.
2 Sutton Road
Webster, MA 01570



William Gagnon                 400,000 (3)             5.2%
c/o Teletrak
Environmental
Systems, Inc.
2 Sutton Road
Webster, MA 01570


Dr. Glen Wegner                337,500 (4)             4.3%
c/o Teletrak
Environmental
Systems, Inc.
2 Sutton Road
Webster, MA 01570

William S. McPhee              169,566                 2.2%
c/o Teletrak
Environmental
Systems, Inc.
2 Sutton Road
Webster, MA 01570



All Officers and             3,757,579                48.7%
Directors as a
group (6 persons)




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

_____________________        Director, President and
Gerald P. McNamara                Chief Executive Officer

______________________	Director
Heinz Buhr

______________________	Director
Glen Wegner

______________________	Director
William P. Gagnon

















TELETRAK ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES

TABLE OF CONTENTS




PAGE NUMBER


Independent Auditor's Report                              F-2
Financial Statements:
Consolidated Balance Sheet                                F-3
Consolidated Statements of Operations                     F-4
Consolidated Statements of Changes in
Stockholders' Deficit                                     F-5
Consolidated Statements of Cash Flows                     F-6
Notes to Consolidated Financial Statements                F-8


INDEPENDENT AUDITOR'S REPORT



To The Stockholders and Board of Directors
Teletrak Environmental Systems, Inc. and Subsidiaries
Webster, Massachusetts


We have audited the accompanying consolidated balance sheet of Teletrak Environmental Systems, Inc. and Subsidiaries as of December 31, 2001, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the two years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion,the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Teletrak Environmental Systems, Inc. and Subsidiaries as of December 31, 2001, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.
As disclosed in the financial statements, the Company has an accumulated deficit at December 31, 2001 and has suffered substantial net losses in each of the last two years and is not in compliance with debt covenants, which raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are disclosed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Worcester, Massachusetts
May 20, 2002
F-2

TELETRAK ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Balance Sheet December 31, 2001

ASSETS
Current assets


Cash
                         $          7,994

Accounts receivable,
net of allowance
for doubtful
accounts of $14,084
                                  153,225

Inventory, net                    173,860

Prepaid expenses
and other current
assets                             10,242


                                  _______
                                  345,321




Property and
equipment, net                    90,043

Other assets
Goodwill,
net of accumulated
amortization of $35,473          346,302

Cash surrender value
of Life Insurance,
net of loans                      16,059


                                 _______
                                 362,361



Total assets                  $  797,725


Liabilities and stockholders' deficit

Current liabilities

Bank line of credit       $      400,000

Current portion
of long-term debt                  7,617

Note payable, stockholder        130,000

Accounts payable                 273,438

Due to related parties           389,423

Accrued expenses and
other current liabilities         80,459


                               _________
                               1,280,937
Commitments and
contingencies                          -


Stockholder's deficit          (483,212)




Total liabilities
and stockholders'
deficit                     $   797,725


See independent
auditors report and
accompanying notes
to consolidated
financial statements


TELETRAK ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
For the Years Ended December 31, 2001 and 2000

                        2001                              2000

Net sales	 $   1,350,478 		          $   2,102,956

Cost of
goods sold            1,167,608                       1,317,333
                      _________                       _________
Gross profit            182,870                         785,623
                      _________                       _________
Operating expenses
Selling, general,
and administrative      685,604                         791,159
                      _________                       _________
Loss from operations   (502,734)                         (5,536)
                      __________                      _________
Other income (expense)
Interest expense        (55,769)                        (67,781)
Office closing expense        -                         (78,197)
Loss on disposal
of fixed assets          (4,397)                              -
Miscellaneous income      7,316                           8,663
                       _________                      __________
                        (52,850)                       (137,315)
                       _________                      __________
Net loss          $    (555,584)                   $   (142,851)
                       =========                      ==========
Loss per common share     (0.07)                          (0.02)
                       _________                      __________
Weighted average
number of shares
outstanding            7,713,182                       7,713,182
                      ==========                      ==========







See independent auditors report and
accompanying notes to consolidated financial statements

TELETRAK ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
Consolidate Statements of Changes in Stockholders' Deficit
December 31, 2001 and 2000


             Common Stock      Additional   Accumulated  Stockholders
             Stockholders'        Paid-In
             Shares  Amount       Capital    Deficit       Deficit

January 1,
2000       7,713,182  $  7,694   $ 1,516,434  $(1,308,905)   215,223


Net loss           -         -             -     (142,851)  (142,851)
            _________    ______    _________    __________  _________

December 31,
2000         7,713,182    7,694     1,516,434    (1,451,756)    72,372

Net loss            -         -             -      (555,584)  (555,584)
             _________    ______    _________      __________   ________

December 31,
 2001         7,713,182  $ 7,694  $1,516,434	 $(2,007,340) $(483,212)






















See independent auditors report and
accompanying notes to consolidated financial statements

TELETRAK ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2001 and 2000

                         2001                  2000
Cash flows from operating activities


Net loss                $(555,584)        $(142,851)


Adjustments to reconcile net loss to net cash provided by operating activities:

Loss on disposal
of fixed assets            4,397                  -


Provision for
doubtful accounts
                         (27,752)            (8,164)



Reserve for
obsolete inventory       115,908              7,800


Depreciation and
amortization             61,420              66,386




(Increase) decrease in:

Accounts receivable      56,260            223,908

Inventory               182,097            (35,674)

Prepaid expenses and
other current assets     (5,324)            11,103

Increase (decrease) in:
Accounts payable and
accrued liabilities      42,353           (102,722)


Due to related parties  162,778             25,083
Net cash provided by
operating activities     36,553             44,869

Cash flows from
investing activities

Proceeds from the
sale of rental equipment     -              23,810

Purchases of property
and equipment                -              (1,382)

Increase in
other assets                 -              (6,775)

Change in cash
surrender value
of life insurance       10,395             (11,391)
Net cash provided
by investing
activities              10,395               4,262
Cash flows from
financing activities


Repayments of
stockholder
note payable                 -            (20,000)

Repayments of
long-term debt         (43,554)           (47,450)

TELETRAK ENVIRONMENTAL SYSTEMS, INC.
AND SUBSIDIARIES
Combined Statements of Cash Flows
For the Years Ended December 31, 2001 and 2000
                           2001                      2000



Net cash used for
financing activities    (43,554)                  (67,450)
                        _______                   ________

Increase(decrease)
in cash                   3,394                   (18,319)

Cash-beginning
                          4,600                    22,919
                        ________                  ________



Cash-ending
                   $      7,994               $     4,600
                   =============              ============





Supplemental disclosures of cash flows information

Cash paid during
the year for
interest              $ 42,769                 $    67,781
                      =========                ============



See independent auditors report and
accompanying notes to consolidated financial statements


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

As shown in the consolidated financial statements,the Company has incurred a net loss of $555,584 in 2001 and has an accumulated deficit of $2,007,340 at December 31, 2001. Management is continuing to develop a plan to improve its cash position by focusing its sales on profitable product lines of environmental remediation equipment, as well as, vacuum blasting equipment. Management is seeking to enhance the Company's financial position by obtaining permanent additional financing. Management believes that the revenues being generated from operations, short-term lines of credit and proceeds from the sales of common stock in anticipated private placements will provide sufficient liquidity to meet the Company's working capital needs for the
                                  F-8



TELETRAK ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
For the Years Ended December 31, 2001 and 2000


remainder of the fiscal year ending December 31, 2002. There can be no assurance, however, that the Companies' operations will be sustained or be profitable in the future, that adequate sources of financing will be available at all, when needed or on commercially acceptable terms, or that the Companies' product development and marketing efforts will be successful. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in operation.


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

Revenue Recognition
Sales revenues are generally recognized when goods are shipped.
Shipments on a consignment or demonstration basis are carried in inventory until such items are sold. Revenue from equipment rental is recognized as the services are rendered

Goodwill
Goodwill is amortized on a straight line basis over 20 years.

Advertising
Advertising costs are charged to operations when incurred. The amount of advertising charged to selling, general and administrative expenses was $0 and $42,667 in the fiscal years 2001 and 2000, respectively.

Loss Per Common Share
In 2001 and 2000, loss per common share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted per share computations are not presented since the effect would be anti-dilutive.

Recent Accounting Pronouncements
In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Accounting for Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These statements modify accounting for business combinations after June 30, 2001 and will affect the Company's treatment of goodwill and other intangible assets at the start of the year 2002. The statements require that goodwill be reviewed for possible impairment. The Company does not expect the adoption of this statement to result in significant impairment changes or to have a material impact on its results of operations.
					F-10
TELETRAK ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
For the Years Ended December 31, 2001 and 2000

2. Summary of Significant Accounting Policies (Continued)

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company does not expect the adoption of this statement to have a material impact on its results of operations.

In August 2001, the FASB issued SFAS No. 144,"Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company does not expect the adoption of this statement to have a material impact on its results of operations.


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

TELETRAK ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
For the Years Ended December 31, 2001 and 2000

2. Summary of Significant Accounting Policies (Continued)
Reclassifications
Certain amounts previously reported in the 2000 financial statements have been reclassified to facilitate comparability with the current year presentation. These reclassifications had no effect on the 2000 net loss as previously reported.

3. Concentration of Credit Risk

The Companies sell equipment throughout North America. The Companies perform ongoing credit evaluations of customers' financial condition and generally do not require collateral. Receivables from three customers represented 58% of total accounts receivable outstanding at December 31, 2001.

The Companies also have a concentration of credit represented by cash balances in a certain large commercial bank in amounts which occasionally exceed current federal deposit insurance limits.
The financial stability of this institution is continually reviewed by senior management.

4.	Inventory

	Inventory consists of the following:

	Finished goods                     	$  111,812
        Components and replacement parts           210,756
                                                   _______
                                                   322,568
        Less - inventory reserves                  148,708
                                                   _______
        Total                                   $  173,860
                                                   =======
5.	Property and Equipment

	The major components of property and equipment are:

        Machinery and equipment                 $  205,248
        Motor vehicles                              21,557
        Office equipment                            81,120
                                                   _______
                                                   307,925
        Less - accumulated depreciation            217,882
                                                   =======
                Net property and equipment      $   90,043
                                                   =======
F-12


TELETRAK ENVIRONMENTAL SYSTEMS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
For the Years Ended December 31, 2001 and 2000

6. Bank Line of Credit

AES had a revolving bank loan obtained pursuant to a $400,000 demand line of credit, secured by all of its assets, which expired on December 31, 2000 and was not renewed. Subject to various provisions of the loan agreement, including timely payment of interest and certain financial and operating covenants, no principal payment is required unless the borrowing base fails to exceed the amount advanced on the loan. The covenants include restrictions on the Companies regarding additional indebtedness, dividends and distributions, mergers and acquisitions and purchase of property and equipment and require the Companies to meet certain financial ratios. Borrowings permitted under the line of credit are based on certain accounts receivable and inventory levels. Interest on amounts outstanding is calculated at the bank's base rate plus 1.50% (6.25% at December 31, 2001) and is payable monthly in arrears.

At December 31, 2001, the Company had not repaid the line of credit as demanded by the bank, and is in violation of both financial covenants. The Company is in the process of executing a forbearance agreement from the bank until September 30, 2002.

After December 31, 2001, the Company began paying the bank $10,000 a month towards principal. The Company had to borrow the amount paid to the bank from it's main shareholder.


7. Long-Term Debt

Long-term debt consists of the following:

Teletrak and LTC note payable to a stockholder
in monthly installments of $2,581 including  interest
at 10% per annum through March 2002.                    $7,641
                                                        ______
                                                         7,641
                Less - current maturities                7,641
                                                        ______
                Long-term portion                       $    -
                                                        =======

TELETRAK ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
For the Years Ended December 31, 2001 and 2000


8. Related Party Transactions

Note Payable, Stockholder
The balance of $130,000 represents cash advanced to the Companies by the main stockholder under a promissory note payable on demand. Interest on the unpaid balance is payable monthly at 10% per annum. During 2001 and 2000, the Companies incurred interest expense of approximately $13,000 and $14,500, respectively. The $13,000 from 2001 remains unpaid at December 31, 2001.

Due to Related Parties
The balance represents amounts due to three entities controlled by three separate Company stockholders as follows:

                 Balance at December 31, 2001

		The Companies rent their premises
		 on a month to month basis and
		purchase supplies ($24,000 and
		$101,468, respectively, during 2001
		and $0 and $25,992, respectively
		during 2000) from the first entity.
                $87,500 of the total due to this
		related party is for unpaid rent at
                December 31, 2001.                $  231,560

		The Companies purchase supplies
                from the second entity ($5,115 in
                2001 and $16,873 in 2000).            71,440


		The Companies purchased inventory
                ($17,239 in 2001 and $44,758 in 2000)
                from the third entity, which also earned
                commissions on sales of the Companies'
                products ($14,956 in 2001 and $14,750
                in 2000).                              86,423
                                                      _______
                                                      389,423
                                                      =======

TELETRAK ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
For the Years Ended December 31, 2001 and 2000

9. Income Taxes

During 2001, the Company recorded deferred tax assets for the benefit of net operating losses in the amount of $101,000. The cumulative amount of these assets, which is $437,000 at December 31, 2001, is fully reserved. Due to the Company's history of operating losses, management has concluded that realization of the benefit is not likely. The Company's ability to utilize its net operating loss carryforwards may be subject to an annual limitation in future periods pursuant to
Section 382 of the Internal Revenue Code of 1986, as amended, if additional transactions and/or ownership changes take place. Net operating losses of the pre-merger public entity, old Teletrak, are subject to a Section 382 limitation and any potential benefit is considered de minimis.

The reconciliation of income tax attributable to operations computed at the U.S. federal statutory tax rates to the Company's effective income tax rate for the years ended December 31, 2001 and 2000 is as follows:

Tax benefit at U.S. statutory rates                  (34.0)%

State income tax benefit, net of federal tax effect   (6.0)%

Effect of net operating loss carryforwards/
Valuation allowance                                   40.0%
                                                      _____
Total                                                  0.0%
                                                      ======
At December 31, 2001, the Company has federal net operating loss carryforwards of $1,717,000 which begin to expire in the year 2013. Additionally, the Company has Massachusetts state net operating losses to carry forward which expire as follows:

Year Ending
December 31,                                     Amount
2002                                          $   427,000
2003                                              113,000
2004                                              607,000
2005                                              135,000
2006                                              435,000
                                               __________
                                               $1,717,000
                                               ==========
F-15


TELETRAK ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
For the Years Ended December 31, 2001 and 2000


10.	Stockholders' Equity

Preferred Stock
There are 5,000,000 authorized shares of cumulative preferred stock with a par value of $.001. There are no shares issued or outstanding at December 31, 2001 or 2000. The preferred stock has a liquidation value at par plus accrued dividends, if any, and is non-voting stock.

Common Stock
Common stock consists of voting stock with a par value of $.001.
There are 25,000,000 shares authorized with 7,713,182 shares issued and outstanding at December 31, 2001 and 2000.

Warrants
At December 31, 2000 the Company had outstanding 2,386,466 warrants, each to purchase one share of common stock at $2.00 per share. The warrants were exercisable through September 27, 2001
All of the above warrants have expired without being exercised as of December 31, 2001.

11.	Commitments and contingencies


At December 31, 2001, there were lawsuits pending that arose in the ordinary course of business, which related to non-payment of debts to vendors. The Company is currently negotiating settlement of these debts with the creditors involved. In the opinion of management, final disposition of these lawsuits is not expected to have a material adverse effect on the Company's financial position or results of operations.


TELETRAK ENVIRONMENTAL SYSTEMS, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
For the Years Ended December 31, 2001 and 2000


12.	Office Closing Expense

During the first quarter of 2000, the Company closed an office in Virginia. Office closing expense consisted of the write-off of inventory which was purchased when the Company purchased LTC and was subsequently determined to be worthless and rental costs to store certain inventory and office equipment, which were later moved to Massachusetts. These costs are shown within other income and expense as they do not relate to normal recurring business operations.









see independent auditor's report

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


















