Form 10QSB/A
period 2002-03-31
TELETRAK ENVIRONMENTAL SYSTEMS INC
filed 2002-05-21
CIK 722828

SECURITIES AND EXCHANGE COMMISSION
		  WASHINGTON DC 20549

		      FORM 10-QSB/A

	Quarterly Report Under Section 13 or 15(b) of the Securities Exchange Act of 1934

	      For Quarter Ended: March 31, 2002

	      Commission File Number: O-13670


Teletrak Environmental Systems, Inc.	13-3187778
Delaware				IRS Employer
State or other jurisdiction of		Ident. No.
Incorporation or organization


2 SUTTON RD
WEBSTER, MA				01570
Tel:					(508) 949-2430
Fax:					(508) 949-2473


Indicates by check mark whether the registrants(1) has filed all reports required to be filed by section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


					Yes  X__   No   __

At March 31, 2002, there were 7,713,182 shares of the Company's common stock outstanding.







TELETRAK ENVIRONMENTAL SYSTEMS, INC.
FORM 10QSB TABLE OF CONTENTS

Part I 	   Financial Information

   Item 1        Financial Statements

           March 31, 2002 and December 31, 2001
           Consolidated Balance Sheets
           Consolidated Statements of Operations
           for the three months ended March 31, 2002
           and 2001
           Consolidated Statements of Cash Flows
           for the three months ended March 31, 2002 and 2001.

 Item 2    Management Discussion and Analysis of
           Financial Condition and Results of Operations

Part II    Other Information

           Item 1    Legal Proceedings

           Item 2     Changes in Securities

           Item 3     Defaults Upon Senior Securities

           Item 4     Submission of Matters to a Vote of Security
                      Holders

           Item 5     Other Information

           Item 6     Exhibits and Reports on Form 8-K

Signature(s)







Part 1
Item 1 - Financial Statements

TELETRAK ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
                                   Unaudited               Audited
                                    March 31,          December 31,
                                        2002                  2001
Current assets
   Cash                                7,600                 7,994
   Accounts receivable,
   net of allowance for
   doubtful accounts of $14,084      134,291               153,225
   Inventory,
   net of reserves of $148,708       151,710               173,860
   Prepaid expenses and
   other current assets               16,718                10,242
                                     -------               -------
                                     310,319               345,321
                                     -------               -------

Property and equipment, net           76,078                90,043
                                      ------                ------
Other assets
Cash surrender value of life
 insurance, net of loans               7,944                16,059
Goodwill, net of accumulated
amortization of $35,473
and $35,473 in 2001                  346,302               346,302
                                     -------               -------
Total assets                         740,643               797,725
                                     =======               =======
Liabilities and Stockholders' Deficit

Current liabilities
   Bank line of credit               370,000               400,000
   Note payable, stockholder         130,000               130,000
   Accounts payable                  291,687               273,438
   Due to related parties            470,174               397,040
   Accrued expenses and
   other current liabilities          78,640                80,459
                                   ---------             ---------
                                   1,340,501             1,280,937
Commitments and contingencies

Stockholders' deficit               (599,858)             (483,212)
                                    ---------             ---------
Total liabilities and
stockholders' deficit               $740,643              $797,725
                                    ========              ========

See accompanying "Notes to Financial Statements (Unaudited)"


Item 1 - Financial Statements

TELETRAK ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

For the Three Months Ended March 31
                                   Unaudited             Unaudited
                                        2002                  2001

Net sales                           $207,638              $388,125

Cost of goods sold                   147,150               239,210
                                     -------               -------
Gross profit                          60,488               148,915
                                     -------               -------
Operating expenses
 Selling, general,
 and administrative                  167,898               195,554
                                     -------               -------
                                     167,898               195,554
                                     -------               -------
Loss from operations                (107,410)              (46,639)
                                     -------               -------
Other income (expense)
  Gain on sale of fixed asset          1,000                     -
  Interest expense                   (10,236)              (18,508)
                                     -------               -------
Net Loss                           $(116,646)             $(65,147)
                                     -------               -------

Loss per common share                 $(0.02)               $(0.01)
                                      ------                ------
Weighted average number
of shares outstanding              7,713,182             7,713,182
                                   =========             =========




See accompanying "Notes to Financial Statements (Unaudited)"




Item 1 - Financial Statements

TELETRAK ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Three Months Ended March 31

                                   Unaudited             Unaudited
                                        2002                  2001
Cash flows from operating
activities
   Net loss                        $(116,646)             $(65,147)
   Adjustments to reconcile
   net loss to net cash
   provided by (used for)
  operating activities:
Depreciation and amortization         12,965                16,091
Gain on sale of fixed asset            1,000                     -
   (Increase) decrease in:
    Accounts receivable               18,934               (87,435)
    Inventory                         22,150                63,007
    Prepaid expenses
    and other  current assets         (6,476)              (12,456)
Increase (decrease) in:
Accounts payable
and accrued liabilities               16,430                71,973
  Due to related parties              73,134                36,235
Net cash provided by                  ------                ------
 operating activities                 21,491                22,268

Cash flows from investing activities
  Change in cash surrender value
  of  life insurance                   8,115                11,518
Net cash provided by                  ------                ------
investing activities                   8,115                11,518
                                      ------                ------
Cash flows from financing activities
  Repayments of long-term debt       (30,000)              (14,345)
Net cash used for                     ------                ------
financing activities                 (30,000)              (14,345)
                                      ------                ------
(Decrease) Increase in cash             (394)               19,441

Cash-beginning                         7,994                 4,600
                                      ------                ------
Cash-ending                           $7,600               $24,041
                                      ======               =======
Supplemental disclosure of
   cash flows information
Cash paid for interest                $6,336               $18,483
                                      ======                ======
See accompanying "Notes to Financial Statements (Unaudited)"



Item 1 - Financial Statements

NOTES TO CONDENSED FINANCIAL STATEMENTS

(NOTE A) BASIS OF PRESENTATION:

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10 QSB and regulations S-B. Accordingly, they do not include all of the information and footnotes required by generallyaccepted accounting principles for complete financial statements.In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results of the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

(NOTE B) NATURE OF OPERATIONS

LTC Teletrak, Inc. is engaged principally in the manufacturing, selling and renting of vacuum blasting equipment throughout North
America. AES is engaged in the marketing, distribution and licensing of industrial pumps and related equipment used primarily in environmental remediation, also throughout North America.

Management is continuing to develop a plan to improve its cash position by focusing its sales on profitable product lines of environmental remediation equipment, as well as, vacuum blasting equipment. Thus, the ultimate success of the Companies is dependent upon their ability to increase sales and to secure financing adequate to meet their working capital and product development needs. Management is seeking to enhance the Companies' financial position by obtaining permanent additional financing. Management believes that the revenues being generated from operations, short-term lines of credit and proceeds from the sales of common stock in anticipated private placements will provide sufficient liquidity to meet the Company's working capital needs for the remainder of the fiscal year ending December 31, 2002. There can be no assurance, however, that the Companies' operations will be sustained or be profitable in the future, that adequate sources of financing will be available at all, when needed or on commercially acceptable terms, or that the Companies' product development and marketing efforts will be successful.

(NOTE C) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

[1] Earnings (loss) per common share:

In 2002 and 2001, earnings(loss) per common share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted per share computations are not presented since the effect would be anti-dilutive.

[2] Research and Development Costs:

The Companies charge costs of research and development activities to operations as incurred.


[3] Stockholders' Equity
                                    March 31           December 31
Preferred Stock                         2002                  2001
 There are 5,000,000 authorized
 shares of cumulative preferred
 stock with a par value of $.001.
 There are no shares issued or
 outstanding at March 31, 2002
 or December 31, 2001.  The
 preferred stock has a liquidation
 value at par plus accrued dividends,
 if any, and is non-voting stock.

Common Stock
 Common stock consists of voting
 stock with a par value of $.001.
 There are 25,000,000 shares
 authorized with 7,713,182 shares
 issued and outstanding at March 31,
 2002 and December 31, 2001           $7,694                $7,694

Additional Paid-In Capital         1,516,434             1,516,434

Accumulated Deficit              ( 2,123,986)           (2,007,340)
Total Stockholders' Equity        $ (599,858)           $ (483,212)


[4] Recent Accounting Pronouncements
In July 2001, the Financial Acounting Standards Board ("FASB") issued SFAS No. 141, "Accounting for Business Combinations," and SFAS
No. 142, "Goodwill and Other Intangible Assets." These statements modify accounting for business combinations after June 30, 2001 and will affect the Company's treatment of goodwill and other intangible assets during 2002. The statements require that goodwill be reviewed for possible impairment. The Company does not expect the adoption of this statement to result in significant impairment changes or to have a material impact on its results of operations.
In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company does not expect the adoption of this statement to have a material impact on its results of operations.
In August 2001, the FASB issued SFAS No. 144,"Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company does not expect the adoption of this statement to have a material impact on its results of operations.


Item 2

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

 Results of Operations

 Overview

TAES was formed in 1998 after the merger of Advanced Environmental Systems, a privately held company, with Teletrak Advanced Systems,Inc.

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

Three months ended March 31, 2002 vs. three months ended March 31, 2001. For the quarter ended March 31, 2002, the company shows a loss in the amount of ($116,646) as compared to a loss of $(65,147) for the same period last year. This translates to a loss per common share of $.02 as compared to a loss of $.01 for the same period last year.
The decrease in revenues and earnings for the period ended March 31, 2002 were the result of decreased demand for remediation equipment since September 2001, as work on bridges and nuclear power plants was largely halted for several months.

The Company recognized sales in the amount of $207,638 for the three months ended March 31, 2002 as compared to $388,125 for the same period last year.




 Liquidity & Capital Resources


The Company has a working capital deficit of $(1,030,182) at March 31, 2002 compared to $(935,616) at December 31, 2001.

The Company has a $370,000 revolving line of credit with a major bank, secured by substantially all of the assets of the Company. At December 31, 2000, the line of credit expired and was not renewed. The Company is in the process of obtaining a forbearance on this line until September 30, 2002.

The Company does not have any material commitments for capital expenditures as of the filing of this report.

Management believes that the revenues being generated from operations and the proceeds from the sale of common stock in anticipated Private Placements will provide sufficient liquidity to meet the Company's working capital needs for the remainder of this fiscal year ending December 31, 2002.
..

Seasonality

The Company's products are a primarily used for outdoors projects and such demand for these products is significantly reduced during the winter season for those parts of the country that experience bad weather.

Revenue Recognition

Revenue from equipment sales is recognized when equipment is shipped. Shipments on a consignment or demonstration basis are carried in inventory until such items are sold. Revenue from equipment rental is recognized as the services are rendered.


Inflation

Inflation has not had a significant impact on the Company's operations to date.


Forward Looking Statements

This Form 10-QSB contains statements, which are not historical facts. These statements may constitute "forward-looking statements" within the meaning of the Securities Act of 1933 and the Securities and Exchange Act of 1934 as amended. Certain, but not necessarily all, of such forward looking statements can be identified by the use of such words as "believes", "expects", "may", "will", "should", or "anticipates" or the negative thereof or other variations thereon of similar terminology, and/or which include, without limitation, statements regarding the following:adequacy of the funding to operate the Company; plans for raising capital; market expectation for the Company's products and the related anticipated sales growth; changes in the marketplace including mergers, acquisitions and partnerships; implementation of the sales and marketing plan; economic and competitive factors affecting market growth; and discussions of strategies involving risk and uncertainties that reflect management's current views These statements are based on many assumptions and factors and may involve risks and uncertainties. The actual results of the Company or industry results may be materially different from any future results expressed or implied by such forward looking statements because of factors such as insufficient capital resources to operate the Company; inability to successfully market and sell the Company's products; changes in the marketplace including variations in the demand for the Company's products and consolidation via partnership; mergers, and acquisitions,' and changes in the economic and competitive environment.These factors and other information contained in this Form 10 QSB could cause such views, assumptions and factors and the Company's results of operations to be materially different.

Part II - OTHER INFORMATION

 Item 1 - Legal Proceedings

The Company has a total of 8 court actions against it's wholly-owned subsidiary, AES, for non-payment of debts totaling $38,051.The
Company is currently negotiating settlement of these debts with the creditors involved.


Item 2 -  Changes in Securities

	C. Sales of Securities

	None

Item 3 - Defaults Upon Senior Securities

	Not applicable

Item 4 - Submission of Matters to a vote of Security Holders

	None

Item 5 - Other Information

	Not applicable

Item 6 - Exhibits and Reports on Form 8-K

	a.  Exhibits

	None

	b.  Reports on form 8-K

	None




SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned,thereunto duly authorized.

Teletrak Environmental Systems, Inc.

       GERD REINIG

BY: Gerd Reinig, Chairman of the Board

        GERALD MCNAMARA

BY: Gerald McNamara, President

Dated: