Form 10QSB
period 2002-06-30
TELETRAK ENVIRONMENTAL SYSTEMS INC
filed 2002-08-14
CIK 722828

SECURITIES AND EXCHANGE COMMISSION
		  WASHINGTON DC 20549

		      FORM 10-QSB

	Quarterly Report Under Section 13 or 15(b) of the Securities Exchange Act of 1934

	      For Quarter Ended: June 30, 2002

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


					Yes  X__   No   __

At June 30, 2002, there were 9,593,582 shares of the Company's common stock outstanding.







TELETRAK ENVIRONMENTAL SYSTEMS, INC.
FORM 10QSB TABLE OF CONTENTS

Part I 	   Financial Information

   Item 1        Financial Statements

                 June 30, 2002 and December 31, 2001
                 Consolidated Balance Sheets

                 Consolidated Statements of Operations
                 for the three and six months ended June 30, 2002
                 and 2001

                 Consolidated Statements of Cash Flows
                 for the six months ended June 30, 2002 and 2001.

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
Consolidated Balance Sheets


                                                Unaudited     Audited
                                                June 30,  December 31,
                                                   2002          2001
Current assets
   Cash                                      $   13,260    $    7,994
   Accounts receivable, net of allowance for
   doubtful accounts of $8,064	 in 2002
   and $14,084 in 2001                          226,169       153,225
   Inventory, net of reserves of $148,708       111,328       173,860
   Prepaid expenses and other current assets     12,822        10,242
                                                -------       -------
                                                363,579       345,321
                                                -------       -------
Property and equipment, net                      63,114        90,043
                                                -------       -------
Other assets
Goodwill, net of accumulated amortization
 of $35,473                                     346,302       346,302
Cash surrender value of life insurance,
    net of loans                                 14,109        16,059
                                                -------       -------
                                                360,411       362,361

Total assets                                 $  787,104    $  797,725

Liabilities and Stockholders' Deficit

Current liabilities
   Bank line of credit                       $  365,500    $  400,000
   Current portion of long term debt                  -         7,617
   Note payable, stockholder                    130,000       130,000
   Accounts payable                             237,576       273,438
   Due to related parties                       126,452       389,423
   Customer deposits                              9,300             -
   Accrued expenses and other
   current liabilities                           76,798        80,459
                                                -------       -------
                                                945,626     1,280,937

Commitments and contingencies

Stockholders' deficit                          (158,522)     (483,212)

Total liabilities and stockholders' deficit  $  787,104    $  797,725


See accompanying "Notes to Financial Statements (Unaudited)"

Item 1 - Financial Statements

TELETRAK ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

                          For the three months   For the six months
                             ended June 30          ended June 30

                          Unaudited  Unaudited   Unaudited  Unaudited
                             2002       2001        2002       2001

Net sales                $  430,154 $  361,018  $  637,792 $  749,143

Cost of goods sold          295,608    261,346     442,758    500,556
                           --------   --------    --------   --------
Gross profit                134,546     99,672     195,034    248,587
                           --------   --------    --------   --------
Operating expenses
 Selling, general, and
 administrative             202,784    210,493     370,682    402,946
                           --------   --------    --------   --------
Loss from operations        (68,238)  (110,821)   (175,648)  (154,359)
                           --------   --------    --------   --------

Other income (expense)
 Gain on sale of fixed asset      -          -        1,000         -
 Interest expense           (14,635)   (14,198)     (24,871)  (32,682)
                            -------    -------      -------   -------
                            (14,635)   (14,198)     (23,871)  (32,682)
                            -------    -------      -------   -------
Net loss                 $  (82,873) $(125,019)   $(199,519)$(187,041)
                            -------    -------      -------   -------
Loss per common share    $    (0.01) $   (0.02)   $   (0.03)$   (0.02)
                            -------    -------      -------   -------
Weighted average number
of shares outstanding     7,754,969  7,731,932    7,733,960 7,731,932







See accompanying "Notes to Financial Statements (Unaudited)"



Item 1 - Financial Statements

TELETRAK ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Six Months Ended June 30

                                            Unaudited       Unaudited
                                                2002            2001
Cash flows from operating activities
   Net loss                                $(199,519)      $(187,041)
   Adjustments to reconcile net loss
   to net cash provided by
  (used for) operating activities:

        Depreciation and amortization         25,929          30,096
        Gain on sale of fixed asset            1,000               -
	(Increase) decrease in:
           Accounts receivable               (72,944)        (27,983)
           Inventory                          62,532          66,300
           Prepaid expenses and other
           current assets                     (2,580)        (11,654)
	Increase (decrease) in:
           Accounts payable and accrued
           liabilities                       136,246          91,855
           Due to related parties             85,469          31,305
           Customer deposits                   9,300               -
                                             -------         -------
Net cash provided by
 (used  for) operating activities             45,433          (7,122)
                                             -------         -------
Cash flows from investing activities
   Change in cash surrender value of
       life insurance                          1,950          20,159
                                              ------         -------
Net cash provided by investing activities      1,950          20,159

Cash flows from financing activities
  Net repayments of bank line of credit      (34,500)              -
  Repayments of long-term debt                (7,617)        (17,637)
                                             -------         -------
Net cash used for financing activities       (42,117)        (17,637)
                                             -------         -------
Increase (decrease)  in cash                   5,266          (4,600)

Cash-beginning                                 7,994           4,600
                                             -------         -------
Cash-ending                                 $ 13,260       $       -
                                             -------         -------
Supplemental disclosure of cash flows information

Cash paid for interest                     $  24,871       $  32,682
Issuance of common stock in settlement of    -------         -------
vendor and related party debt              $ 524,209       $       -
                                             -------         -------

See accompanying "Notes to Financial Statements (Unaudited)"


Item 1 - Financial Statements

NOTES TO CONDENSED FINANCIAL STATEMENTS

(NOTE A) BASIS OF PRESENTATION:

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10 QSB and regulations S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results of the three and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

(NOTE B) NATURE OF OPERATIONS

Teletrak Advanced Environmental Systems, Inc. and its subsidiaries are engaged principally in the manufacturing, marketing, and distribution of vacuum blasting equipment, industrial pumps and related equipment used primarily in environmental remediation throughout North America.

Management plans to improve its cash position by focusing its sales on profitable product lines of environmental remediation equipment, as well as, vacuum blasting equipment. The ultimate success of the Companies is dependent upon their ability to increase sales and to secure financing adequate to meet their working capital and product development needs.Management is seeking to enhance the Companies' financial position by obtaining permanent additional financing. Management believes that the revenues being generated from operations, short-term lines of credit and proceeds from the sales of common stock in anticipated private placements will provide sufficient liquidity to meet the Company's working capital needs for the remainder of the fiscal year ending December 31, 2002. There can be no assurance, however, that the Companies' operations will be sustained or be profitable in the future, that adequate sources of financing will be available at all, when needed or on commercially acceptable terms, or that the Companies' product development and marketing efforts will be successful.

(NOTE C) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

[1] Earnings (loss) per common share:

In 2002 and 2001, earnings(loss) per common share is computed using the weighted average number of shares of common stock outstanding during the period. Currently, there are no outstanding options or warrants.

 [2] Research and Development Costs:

The Companies charge costs of research and development activities to operations as incurred.





[3] Stockholders' Equity
                                             June 30      December 31
Preferred Stock                                2002             2001
 There are 5,000,000 authorized shares
 of cumulative preferred stock with a par value of $.001. There are no shares issued or outstanding at June 30, 2002 or December 31, 2001. The preferred stock has a liquidation value at par plus accrued dividends, if any, and is non-voting stock.

Common Stock
 Common stock consists of voting stock with
 a par value of $.001.There are 25,000,000
 shares authorized with 9,593,582 shares
 issued and outstanding at June 30, 2002
 and 7,713,182 shares December 31, 2001    $   9,574       $    7,694

Additional Paid-In Capital                 2,038,763        1,516,434

Accumulated Deficit                       (2,206,859)      (2,007,340)
                                          -----------      -----------
Total Stockholders' Equity                 $(158,522)      $ (483,212)
                                          ===========      ===========

[4] Recent Accounting Pronouncements
In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Accounting for Business Combinations," and SFAS No.142, "Goodwill and Other Intangible Assets." These statements modify accounting for business combinations after June 30, 2001 and will affect the Company's treatment of goodwill and other intangible assets during 2002.The statements require that goodwill be reviewed for possible impairment. The Company does not expect the adoption of this statement to result in significant impairment changes or to have a material impact on its results of operations.

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

The jet pump technology is also included in the Company's vacuums marketed under the trade names HAZVAC and ENVIROVAC and Company's line of abrasive blasting and recycling equipment marketed under the trade name "SURFACE DECON".

In addition, the Company manufactures and distributes a full line of shrouded, hand operated tools that attach to the Company's vacuum filtering equipment and can be used with the Company's abrasive blasting and recycling equipment. These tools have been designed to work on all surfaces and all types of construction material, both hazardous and non-hazardous.

AES offers the most complete line of equipment for remediation and surface preparation where dust and waste generation give problems. All AES equipment is designed to provide" POINT OF GENERATION DUST CONTROL AND WASTE CONTAINMENT." Dust control is achieved by providing negative air pressure and shrouds around tools or blast nozzles.
The operator is not exposed in any way to unhealthy lead levels or dust.

Three months ended June 30, 2002 vs. three months ended June 30, 2001.
----------------------------------------------------------------------
For the quarter ended June 30, 2002, the company shows a loss in the amount of ($82,873) as compared to a loss in the amount of ($125,019) for the same period last year. This translates to a loss per common share of $(.01) as compared to a loss per common share of $(.02) for the same period last year.

The Company recognized sales in the amount of $430,154 for the three months ended June 30, 2002 as compared to $361,018 for the same period last year.




Six months ended June 30, 2002 vs. six months ended June 30, 2001.
------------------------------------------------------------------
For the six months ended June 30, 2002, the company shows a loss in the amount of $(199,519) as compared to a loss in the amount of $(187,041) for the same period last year. This translates to a loss per common share of $(.03) as compared to a loss of $(.02) for the same period last year.

The company recognized sales in the amount of $637,792 for six months ended June 30, 2002 as compared to $749,143 for the same period last year.

Liquidity & Capital Resources
-----------------------------

The Company has a working capital deficit of $(582,047) at June 30, 2002 compared to $(935,616) at December 31, 2001.

The Company has a $365,500 revolving line of credit with a major bank, secured by substantially all of the assets of the Company.
At December 31, 2001, the line of credit expired and was not renewed. The bank has granted the Company a forbearance on this line until September 30, 2002.

On June 28, 2002, the Company issued common stock to creditors and related parties in settlement of debt in the amount of $524,209.

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


Seasonality
-----------
The Company's products are a primarily used for outdoors projects and such demand for these products is significantly reduced during the winter season for those parts of the country that experience bad weather.

Revenue Recognition
-------------------
Revenue from equipment sales is recognized when equipment is shipped. Shipments on a consignment or demonstration basis are carried in inventory until such items are sold. Revenue from equipment rental is recognized as the services are rendered.

Inflation
---------
Inflation has not had a significant impact on the Company's operations to date.






Forward Looking Statements

This Form 10-QSB contains statements, which are not historical facts. These statements may constitute "forward-looking statements" within the meaning of the Securities Act of 1933 and the Securities and Exchange Act of 1934 as amended. Certain, but not necessarily all, of such forward looking statements can be identified by the use of such words as "believes", "expects", "may", "will", "should", or "anticipates" or the negative thereof or other variations thereon of similar terminology, and/or which include, without limitation, statements regarding the following: adequacy of the funding to operate the Company; plans for raising capital; market expectation for the Company's products and the related anticipated sales growth; changes in the marketplace including mergers, acquisitions and partnerships; implementation of the sales and marketing plan; economic and competitive factors affecting market growth; and discussions of strategies involving risk and uncertainties that reflect management's current views .These statements are based on many assumptions and factors and may involve risks and uncertainties. The actual results of the Company or industry results may be materially different from any future results expressed or implied by such forward looking statements because of factors such as insufficient capital resources to operate the Company; inability to successfully market and sell the Company's products; changes in the marketplace including variations in the demand for the Company's products and consolidation via partnership; mergers, and acquisitions,' and changes in the economic and competitive environment. These factors and other information contained in this Form 10 QSB could cause such views, assumptions and factors and the Company's results of operations to be materially different.

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