Form 10QSB
period 2002-09-30
TELETRAK ENVIRONMENTAL SYSTEMS INC
filed 2002-11-14
CIK 722828

SECURITIES AND EXCHANGE COMMISSION
		  WASHINGTON DC 20549

		      FORM 10-QSB

	Quarterly Report Under Section 13 or 15(b) of the Securities Exchange Act of 1934

	      For Quarter Ended: September 30, 2002

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


					Yes  X__   No   __

At September 30, 2002, there were 9,593,582 shares of the Company's common stock outstanding.








TELETRAK ENVIRONMENTAL SYSTEMS, INC.
FORM 10QSB TABLE OF CONTENTS

Part I 	   Financial Information

   Item 1        Financial Statements

September 30, 2002 and December 31, 2001
Consolidated Balance Sheets
Consolidated Statements of Operations
for the six and nine months ended June 30, 2002 and 2001
Consolidated Statements of Cash Flows for the nine months ended September 30, 2002 and 2001.

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

                                            Unaudited           Audited
                                 September30,2002   December 31,2001
                                            Current assets
Cash                                        $   538          $  7,994
Accounts receivable, net of allowance for
doubtful accounts of $8,056   in 2002
and $14,084 in 2001                         175,215           153,225
Inventory, net of reserves of $148,708      136,139           173,860
Prepaid expenses and other current assets     3,690            10,242
                                            315,044           345,321

Property and equipment, net                  50,150            90,043

Other assets
Goodwill, net of accumulated amortization
 of $35,473                                 346,302           346,302
Cash surrender value of life insurance,
    net of loans                              3,381            16,059
                                            349,683           362,361

Total assets                             $  715,415         $ 797,725
Liabilities and Stockholders' Deficit

Current liabilities
   Bank line of credit                   $  352,000         $ 400,000
   Current portion of long term debt              -             7,617
   Note payable, stockholder                130,000           130,000
   Accounts payable                         243,984           273,438
   Due to related parties                   196,633           389,423
   Accrued expenses and other current
   liabilities                               52,836            80,459
                                            975,453         1,280,937

Commitments and contingencies

Stockholders' deficit                      (260,038)         (483,212)

Total liabilities and stockholders'
deficit 				 $  715,415       $   797,725


See accompanying "Notes to Financial Statements (Unaudited)"


Item 1 - Financial Statements

TELETRAK ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

For the three months 			For the nine months
    ended September 30	  		ended September 30

			Unaudited   Unaudited Unaudited	   Unaudited
		         2002          2001	2002	     2001

Net sales          	$ 255,244    $407,907  $893,036    $1,157,051

Cost of goods sold        188,335     260,510   631,093       761,066

Gross profit	 	    66,909    147,397	261,943	      395,985

Operating expenses
Selling, general, and
administrative             183,253    223,396   530,064       626,533

Loss from operations      (118,344)   (75,999)  (268,121)    (230,334)


Other income (expense)
Gain on sale of fixed asset      -          -      1,000            -
Interest expense            (9,015)   (12,045)  ( 33,886)     ( 44,726)
                            (9,015)   (12,045)   (32,886)     ( 44,726)
Net loss               $  (127,359)  $(88,044) $(301,007)    $(275,060)

Loss per common share  $     (0.01)  $  (0.01) $   (0.04)    $   (0.04)


Weighted average number
of shares outstanding    9,593,582   7,731,932  8,353,828     7,731,932







See accompanying "Notes to Financial Statements (Unaudited)"




Item 1 - Financial Statements

TELETRAK ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30

                                        Unaudited       Unaudited
                                          2002            2001
Cash flows from operating activities
Net loss                             $(301,007)       $(275,060)
Adjustments to reconcile net loss
to net cash provided by
(used for) operating activities:

Depreciation and amortization            38,893          47,227
Gain on sale of fixed asset               1,000               -
(Increase) decrease in:
Accounts receivable                     (21,990)        (44,186)
Inventory                                37,721         119,861
Prepaid expenses and other
current assets                            6,552           1,831
Increase (decrease) in:
Accounts payable and accrued
liabilities                              13,989          81,466
Due to related parties                  260,325          68,360
Net cash provided by
(used  for) operating activities         35,483            (501)

Cash flows from investing activities
Change in cash surrender value of
life insurance                            12,678          25,923
Net cash provided by investing
activities                                12,678          25,923

Cash flows from financing activities
set repayments of bank line of credit     (48,000)             -
Repayments of long-term debt              _(7,617)        27,816
Net cash used for financing activities    (55,617)       (27,816)

Increase (decrease)  in cash              ( 7,456)        (2,394)

Cash-beginning                              7,994          4,600

Cash-ending                             $     538        $ 2,206

Supplemental disclosure of
cash flows information
Cash paid for interest                   $  33,886       $ 44,726
Issuance of common stock in
settlement of
vendor and related party debt             $524,209       $     -


See accompanying "Notes to Financial Statements (Unaudited)"


Item 1 - Financial Statements

NOTES TO CONDENSED FINANCIAL STATEMENTS

(NOTE A) BASIS OF PRESENTATION:

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10 QSB and regulations S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.
Operating results of the three and nine month periods ended
September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

(NOTE B) NATURE OF OPERATIONS

Teletrak Advanced Environmental Systems, Inc. and its subsidiaries are engaged principally in the manufacturing, marketing, and distribution of vacuum blasting equipment, industrial pumps and related equipment used primarily in environmental remediation throughout North America.

Management plans to improve its cash position by focusing its sales on profitable product lines of environmental remediation equipment, as well as, vacuum blasting equipment. The ultimate success of the Companies is dependent upon their ability to increase sales and to secure financing adequate to meet their working capital and product development needs. Management is seeking to enhance the Companies' financial position by obtaining permanent additional financing. Management believes that the revenues being generated from operations, and proceeds from the sales of common stock in anticipated private placements will provide sufficient liquidity to meet the Company's working capital needs for the remainder of the fiscal year ending December 31, 2002. There can be no assurance, however, that the Companies' operations will be sustained or be profitable in the future, that adequate sources of financing will be available at all, when needed or on commercially acceptable terms, or that the Companies' product development and marketing efforts will be successful.

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





[3] Stockholders' Equity
                                                    September 30   December 31
Preferred Stock                                      2002             2001
There are 5,000,000 authorized shares
of cumulative preferred stock with a par value of $.001. There are no shares issued or outstanding at September 30, 2002 or December 31, 2001. The preferred stock has a liquidation value at par plus accrued dividends, if any, and is non-voting stock.

Common Stock
Common stock consists of voting stock with
a par value of $.001.  There are 25,000,000
shares authorized with 9,593,582 shares
issued and outstanding at September 30, 2002
and 7,713,182 shares December 31, 2001           $ 9,574           $  7,694

Additional Paid-In Capital                     2,038,763          1,516,434

Accumulated Deficit                           (2,308,375)        (2,007,340)
Total Stockholders' Equity                   $  (260,038)        $ (483,212)


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

In August 2001, the FASB issued SFAS No. 144,"Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets.The Company does not expect the adoption of this statement to have a material impact on its results of operations.






Item 2

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

 Results of Operations

 Overview

TAES was formed in 1998 after the merger of Advanced Environmental Systems, a privately held company, with Teletrak Advanced
Systems, Inc.

The Company specializes in the manufacture,distribution and licensing of industrial jet pumps and related equipment.The design of these pumps based on jet pump technology, with no movable parts, makes this equipment a highly effective portable tool for the removal of granular wet or dry material (including sludge, scale, slurries, sands and heavy shot blasting materials), for a wide range of applications across many industries including environmental clean-up of hazardous matter such as lead and other heavy metals and nuclear contaminants and as general maintenance tools in the marine, transportation, chemical and waste water industries. The motive power, compressed gases such as air or steam or pressurized liquids such as water, oils, or pulps, provides operating flexibility for hopper loading, cleaning and submersible application, as well as the ability to collect and transport materials over long distances.

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

AES offers the most complete line of equipment for remediation and surface preparation where dust and waste generation give problems.
All AES equipment is designed to provide " POINT OF GENERATION DUST CONTROL AND WASTE CONTAINMENT." Dust control is achieved by providing negative air pressure and shrouds around tools or blast nozzles.The operator is not exposed in any way to unhealthy lead levels or dust.

Three months ended September 30, 2002 vs. three months ended
September 30, 2001.

For the quarter ended September 30, 2002, the company shows a loss in the amount of ($127,359) as compared to a loss in the amount of ($88,044) for the same period last year. This translates to a loss per common share of $(.01) as compared to a loss per common share of $(.01) for the same period last year.

The Company recognized sales in the amount of $255,244 for the three months ended June 30, 2002 as compared to $407,907 for the same period last year.




Nine months ended September 30, 2002 vs. nine months ended September 30,2001.

For the nine months ended September 30, 2002, the company shows a loss in the amount of $(301,007)as compared to a loss in the amount of $(275,060) for the same period last year. This translates to a loss per common share of $(.04) as compared to a loss of $(.04) for the same period last year.

The company recognized sales in the amount of $893,036 for six months ended September 30, 2002 as compared to $1,157,051 for the same period last year. The Company has experienced a decline in business since the terrorist attacks on September 11, 2001.

 Liquidity & Capital Resources


The Company has a working capital deficit of $(660,409) at September 30, 2002 compared to $(935,616) at December 31, 2001.

The Company has a $352,000 revolving line of credit with a major bank, secured by substantially all of the assets of the Company.At December 31, 2001, the line of credit expired and was not renewed.This line of credit is guaranteed by two of the officers of the Company. The bank has granted the Company a forbearance on this line until December 31, 2002, upon a capital reduction of $50,000.
This payment was made on November 13, 2002.

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






Forward Looking Statements

This Form 10-QSB contains statements, which are not historical facts. These statements may constitute "forward-looking statements" within the meaning of the Securities Act of 1933 and the Securities and Exchange Act of 1934 as amended. Certain, but not necessarily all, of such forward looking statements can be identified by the use of such words as "believes", "expects", "may", "will", "should", or "anticipates" or the negative thereof or other variations thereon of similar terminology, and/or which include, without limitation, statements regarding the following: adequacy of the funding to operate the Company; plans for raising capital; market expectation for the Company's products and the related anticipated sales growth; changes in the marketplace including mergers, acquisitions and partnerships;implementation of the sales and marketing plan;
economic and competitive factors affecting market growth; and discussions of strategies involving risk and uncertainties that reflect management's current views. These statements are based on many assumptions and factors and may involve risks and uncertainties. The actual results of the Company or industry results may be materially different from any future results expressed or implied by such forward looking statements because of factors such as insufficient capital resources to operate the Company; inability to successfully market and sell the Company's products; changes in the marketplace including variations in the demand for the Company's products and consolidation via partnership; mergers,and acquisitions, and changes in the economic and competitive environment. These factors and other information contained in this Form 10 QSB could cause such views, assumptions and factors and the Company's results of operations to be materially different.

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