Form 10QSB/A
period 2002-09-30
TELETRAK ENVIRONMENTAL SYSTEMS INC
filed 2002-11-21
CIK 722828

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

Part I       Financial Information

        Item 1        Financial Statements

                      September 30, 2002 and December 31,
2001

Consolidated Balance Sheets

                      Consolidated Statements of Operations
                      for the three and nine months ended
September 30, 2002
                      and 2001

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


                                             Unaudited                Audited
                                    September 30, 2002      December 31, 2001

Current assets
   Cash                                  $         538        $         7,994
   Accounts receivable, net of
   allowance for doubtful accounts
   of $8,056 in 2002 and $14,084 in 2001       175,215                153,225
   Inventory, net of reserves of $148,708      136,139                173,860
   Prepaid expenses and other current assets     3,690                 10,242
                                               -------                -------
                                               315,582                345,321

Property and equipment, net                     50,150                 90,043

Other assets
Goodwill, net of accumulated amortization
 of $35,473                                     346,302               346,302
Cash surrender value of life insurance,
    net of loans                                  3,381                16,059
                                                -------              --------
                                                349,683               362,361
                                                -------               -------
Total assets                               $    715,415         $     797,725
                                                =======               =======
            Liabilities and Stockholders' Deficit

Current liabilities
   Bank line of credit                     $    352,000      $       400,000
   Current portion of long term debt                  -                7,617
   Note payable, stockholder                    130,000              130,000
   Accounts payable                             243,984              273,438
   Due to related parties                       196,633              389,423
   Accrued expenses and other
   current liabilities                           52,836               80,459
                                                -------            ---------
                                                975,453            1,280,937
                                                -------            ---------
Commitments and contingencies

Stockholders' deficit                          (260,038)            (483,212)
                                               --------             --------
Total liabilities and stockholders' deficit  $  715,415          $   797,725
                                               ========             ========

See accompanying "Notes to Financial Statements (Unaudited)"
Item 1 - Financial Statements

    TELETRAK ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
            Consolidated Statements of Operations

                         For the three months           For the nine months
                           ended September 30            ended September 30

                         Unaudited    Unaudited        Unaudited     Unaudited
                              2002         2001             2002          2001

Net sales               $  255,244   $  407,907        $ 893,036   $1,157,051

Cost of goods sold         188,335      260,510          631,093      761,066
                           -------      -------          -------     --------
Gross profit                66,909      147,397          261,943      395,985

Operating expenses
  Selling, general, and
    administrative         159,382      223,396          530,065      626,319
                           -------      -------          -------      -------
Loss from operations       (92,473)     (75,999)        (268,122)    (230,334)


Other income (expense)
  Gain on sale of fixed asset   -            -            1,000             -
  Interest expense         (9,015)     (12,045)        ( 33,886)     ( 44,726)
                          -------     --------         --------      ---------
                           (9,015)     (12,045)         (32,886)     ( 44,726)
                          -------     --------        ---------       ---------
Net loss              $  (101,488)    $(88,044)       $(301,008)    $(275,060)



Loss per common share $   (0.01)  $    (0.01)   $     (0.04)       $    (0.04)
                          ------       ------         ------            ------




Weighted average number
of shares outstanding    9,593,582    7,731,932      8,353,828       7,731,932
                         =========    =========      =========       =========








See accompanying "Notes to Financial Statements (Unaudited)"


Item 1 - Financial Statements

    TELETRAK ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
            Consolidated Statements of Cash Flows
           For the Nine Months Ended September 30

                                                 Unaudited            Unaudited
                                                      2002                 2001
Cash flows from operating activities
   Net loss                                      $(301,008)          $(275,060)
   Adjustments to reconcile net loss
   to net cash provided by
  (used for) operating activities:

     Depreciation and amortization                  38,893              47,227
     Gain on sale of fixed asset                     1,000                   -
     (Increase) decrease in:
             Accounts receivable                   (21,990)            (44,186)
             Inventory                              37,721             119,861
             Prepaid expenses and other
             current assets                          6,553               1,831
     Increase (decrease) in:
            Accounts payable and accrued
            liabilities                             13,989              81,466
            Due to related parties                 260,325              68,360
 Net cash provided by                              -------              ------
 (used  for) operating activities                   35,483                (501)
                                                   -------              ------
Cash flows from investing activities
   Change in cash surrender value of
   life insurance                                   12,678              25,923
                                                   -------             -------
Net cash provided by investing activities           12,678              25,923
                                                   -------             -------
Cash flows from financing activities
   Net repayments of bank line of credit           (48,000)                  -
   Repayments of long-term debt                     (7,617)             27,816
                                                   --------            -------
Net cash used for financing activities             (55,617)            (27,816)
                                                   --------            --------
Increase (decrease)  in cash                       ( 7,456)             (2,394)

Cash-beginning                                       7,994               4,600
                                                   -------              ------
Cash-ending                                      $     538             $ 2,206
                                                   =======              ======
Supplemental disclosure of cash flows information
Cash paid for interest                           $  33,886            $ 44,726
Issuance of common stock in settlement of
vendor and related party debt                     $524,209            $      -


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

 [2] Research and Development Costs:

The Companies charge costs of research and development activities to operations as incurred.





[3] Stockholders' Equity
                                            September 30           December 31
                                                    2002                  2001
Preferred Stock
   There are 5,000,000 authorized shares
   of cumulative preferred stock with a par value of $.001. There are no shares issued or outstanding at September 30, 2002 or December 31, 2001. The preferred stock has a liquidation value at par plus accrued dividends, if any, and is non-voting stock.

Common Stock
  Common stock consists of voting stock with
  a par value of $.001.  There are 25,000,000
  shares authorized with 9,593,582 shares
  issued and outstanding at September 30, 2002
   and  7,713,182  shares  December  31,  2001        $ 9,574         $ 7,694

Additional Paid-In Capital                          2,038,763       1,516,434

Accumulated Deficit                                (2,308,375)     (2,007,340)
                                                   -----------     -----------
Total Stockholders' Equity                         $  (260,038)      (483,212)
                                                   ============    ===========

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

Three months ended September 30, 2002 vs. three months ended
September 30, 2001.

For the quarter ended September 30, 2002, the company shows a loss in the amount of ($101,488) as compared to a loss in the amount of ($88,044) for the same period last year. This translates to a loss per common share of $(.01) as compared to a loss per common share of $(.01) for the same period last year.

The Company recognized sales in the amount of $255,244 for the three months ended September 30, 2002 as compared to $407,907 for the same period last year.




Nine months ended September 30, 2002 vs. nine months ended
September 30, 2001.

For the nine months ended September 30, 2002, the company shows a loss in the amount of $(301,008) as compared to a loss in the amount of $(275,060) for the same period last year. This translates to a loss per common share of $(.04) as compared to a loss of $(.04) for the same period last year.

The company recognized sales in the amount of $893,036 for nine months ended September 30, 2002 as compared to $1,157,051 for the same period last year. Management believes the continued weak economy along with the aftermath of the tragic terrorist attacks of September 11, 2001 are combining factors in the Company's depressed sales in the 2002 period.

 Liquidity & Capital Resources


The Company has a working capital deficit of $(659,871) at September 30, 2002 compared to $(935,616) at December 31,
2001.

The Company has a $352,000 revolving line of credit with a major bank, secured by substantially all of the assets of the Company. At December 31, 2001, the line of credit expired and was not renewed. This line of credit is guaranteed by two of the officers of the Company. The bank has granted the Company a forbearance on this line until December 31, 2002, upon a principal reduction of $50,000.
This payment was made on November 13, 2002.

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